Form 10KSB40
period 1999-12-31
INTERNATIONAL FOAM SOLUTIONS INC
filed 2000-06-02
CIK 1088571

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

               Date of Report   Fiscal year ended December 31, 1999

(Mark one)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________


                       INTERNATIONAL FOAM SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        FLORIDA                       000-28269                65-0412538
----------------------------      -----------------      ----------------------
(State or other jurisdiction        (Commission              (IRS Employer
     of incorporation)              file number)         identification number)

 1885 SOUTHWEST 4TH AVENUE BUILDING B-3 DELRAY BEACH, FLORIDA        33444
--------------------------------------------------------------      -----------
       (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code 561-272-6900
                                                   ---------------

                                      N/A
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------

       None                                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-KSB


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year   $71,562

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed as of May 31, 2000 was approximately $872,390, based on the average bid and asked price of such common equity, on that date as quoted on the OTC Bulletin Board.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]


The number of shares outstanding of the issuer's common stock, as of May 31, 2000 were 18,339,252.

                Documents incorporated by reference: See Item 13

PART I

Item 1.  Description of Business.

a)       BUSINESS DEVELOPMENT

         International Foam Solutions, Inc., ("IFS, Inc.") was incorporated under the laws of the State of Florida in May 1993. IFS, Inc. produces and markets a self-contained system, termed the "Styro Solve System," which utilizes IFS, Inc.'s "Solution Machine" and a "Styro Solve" solution, for disposing of and recycling polystyrene foam products. Polystyrene is a lightweight plastic, composed of hydrogen and carbon atoms. It is derived from petroleum and natural gas by-products, the most common of which, styrofoam, is utilized in the packaging industry. IFS, Inc.'s Styro Solve System can also recycle other polystyrene products, such as the material from which many computer monitors and keyboards are made. To IFS, Inc.'s knowledge, IFS, Inc. offers the only safe, efficient, economical and practical means of recycling such waste materials.

         IFS, Inc. has developed its Styro Solve System, including the machinery required to process the Styro Solve solution and recycle polystyrene. IFS, Inc., and together with two outside manufacturers, have developed four models of its Solution Machines, for use by various businesses, depending on their respective polystyrene usage and recycling requirements. The smallest of the Solution Machines is approximately the size of an outdoor U.S. Government issued mail deposit box, suitable for smaller cafeterias serving up to eight hundred meals per day, as well as other businesses which consume up to thirty pounds of styrofoam per day; the largest of such machines can recycle approximately one hundred pounds per hour.

         Due to limited capital resources, IFS, Inc.'s sales activities to date have been minimal for its Styro Solve System. Prior to commencing its sales activities, IFS, Inc. engaged in extensive beta site testing with a variety of businesses in several locations, including a school district and several major Fortune 500 companies, some of which continue to be current Company customers. As a result of the beta site testing in prior years, IFS, Inc. believes it has now developed an effective product and system for the recycling of polystyrene.

(b)      BUSINESS OF THE ISSUER

         (1) PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

         IFS, Inc.'s principal products and services consist of two distinct categories of products. One category is based on its Styro Solve System, for consolidating, reducing and discarding polystyrene foam materials, which is leased or sold to customers who have a need to discard used or excess polystyrene products; the second category is the supply by IFS, Inc. of recycled polystyrene beads and chips that are sold to plastic manufacturers as raw material. IFS, Inc. has not generated any revenues from the sale of recycled polystyrene beads and chips as IFS, Inc. does not presently have a recycling plant in the U.S.

         The Styro Solve System is made up of four fundamental components: the Solution Machine (four models); the Styro Solve solution which is added to the Solution Machine and sprayed on the polystyrene as it is shredded within the Solution Machine, causing the compression (by removing the air) of the polystyrene into a gel-like substance called "Polygel," the pick up and removal of the Polygel; and finally, support services by IFS, Inc., including extended warranties on equipment and a full educational program (videos, posters, teacher and student guides, student questionnaires, training of food service and custodial personnel) on the Styro Solve System.

         Styro Solve is IFS, Inc.'s brand name for the solvent used in the Solution Machine to reduce the volume of polystyrene foam by approximately 90% and convert the material into the Polygel. Styro Solve is based on a compound derived from citrus oils, which may be readily obtained from the rinds and other natural products of the citrus industry. An additional proprietary patent pending on the process is also used in the manufacture of the Styro Solve solution.

         The Styro Solve System provides for polystyrene materials to be placed in a free-standing metal bin (the Solution Machine) that houses a shredder to physically break down the foam materials, and a sprayer to douse the shredded material with a non-toxic, environmentally safe solution (Styro Solve). The Solution Machine is sold or leased to a customer and is physically located on such customer's premises. The Solution Machine shreds the polystyrene and automatically sprays Styro Solve solution on the shredded foam pieces. Shredding the polystyrene speeds the reduction process because the small pieces dissolve more quickly in the Styro Solve solution than large pieces. The Styro Solve softens and dissolves the polystyrene. Air trapped in the foam is released leaving the Polygel, which is deposited into a removable bag or container at the base of the Solution Machine. The bags of Polygel are collected periodically from the machine by the customer and placed in large drums or gaylords (large square storage containers that rest on a single pallet) supplied by IFS, Inc. for a fee, for later shipping at IFS, Inc.'s expense. There is a minimum of eight hundred pounds of Polygel required prior to IFS, Inc. collecting the Polygel from its customers. The Polygel undergoes a filtering and extrusion process, during which impurities and the Styro Solve solution used earlier are removed, leaving condensed polystyrene material in the form of hard plastic beads or chips. Such polystyrene beads or chips may then be sold to plastic manufacturers for use in other polystyrene products. The Styro Solve solution removed during this step may be repackaged, reused (up to approximately eighteen times) and resold to customers. IFS, Inc. is currently storing the Polygel until such time as a recycling facility may be built. While IFS, Inc. has not constructed a recycling facility in the U.S., a Japanese based licensee of IFS, Inc.'s patent is currently operating a recycling facility on a limited basis in Japan. Because of insufficient quantities of polygel being produced, the Japanese company has recycled on a limited basis. IFS, Inc. believes, based upon its current internal analysis, that the construction of a recycling facility in the U.S. will not be viable until Polygel production reaches approximately four million pounds per year. IFS, Inc. currently stores approximately 100,000 pounds of Polygel. The cost estimated to construct a recycling facility is $1.5 million, based upon its current internal analysis; IFS, Inc. has no immediate plans or funds set aside for the construction of a recycling facility at this time.

         IFS, Inc. does not presently manufacture or market its own recycled products, but intends to do so, depending upon the availability of funding, of which no assurances are given, in the event that a recycling facility may be constructed. It is anticipated that such recycled products could include rebar chairs (for concrete), signage, paperclip holders, mechanical pencils, electronics casings, etc., and that, depending upon funding availability, IFS, Inc. could either purchase or lease appropriate manufacturing equipment. IFS, Inc. has estimated that the cost to recycle the Polygel, which would include overhead, machinery, shipping, labor and similar expenses, would be approximately $.20 per pound of recycled product. This amount would increase to approximately $.33 per pound if the cost of marketing activities for the end product, which could entail utilizing Company employees and/or outside distributors/independent contractors, were considered. It is estimated by IFS, Inc. that the end product could resell for approximately $4.00 per pound.

         Generally, IFS, Inc. plans to either sell or lease one of its four models of its Solution Machines to prospective customers, depending upon their particular polystyrene usage and recycling requirements. The retail price for such machines are as follows: SM1100 (front load food service) -- $4,995.00; SM2200 (top load food service) -- $5,995.00; SM 3300 (industrial grinder) -- $15,500.00; SM 3500 (industrial grinder/debulker combination) -- $29,995.00. The Styro Solve Solution is sold by IFS, Inc. to its customers/end users on an as needed basis, depending upon their particular polystyrene usage and recycling requirements, in either five gallon containers at a suggested retail price of $100, or in fifty-five gallon drums at a suggested retail price of $990.00. Certain discounts are afforded to Company distributors. To date, virtually all of IFS, Inc.'s current customers have purchased Solution Machines from IFS, Inc. All of the models of Solution Machines are currently being utilized. One of IFS, Inc.'s customers entered into a lease-to-own arrangement to acquire a Solution Machine. IFS, Inc. has investigated several companies which have expressed interest in providing lease-to-own financing to prospective customers, which companies IFS, Inc. plans to introduce to prospective customers should they desire to lease a Solution Machine rather than purchase the machine outright.

         IFS, Inc. currently utilizes the services of two unaffiliated subcontractors to manufacture all four models of the Solution Machines so as not to be wholly reliant on a single source manufacturer. IFS, Inc. assembles the Solution Machines at its facility in Delray Beach, Florida. IFS, Inc. has found both subcontractors to be comparable in cost, reliable and comparable in purchase/financing terms with 50% of purchase price payable with the order and the balance due in 30 days.

         Generally, IFS, Inc. maintains several of its four Solution Machine models in inventory. Depending upon the availability of additional funding, of which no assurances are given, IFS, Inc. plans to increase its inventory.

         IFS, Inc. believes its principal market consists primarily of various institutions and businesses which utilize and have a need to dispose of polystyrene products, including participants in the food service industry such as school, hospital and business cafeterias, and to a lesser extent, consumers and the general public.

         IFS, Inc. sells its products by its own sales force and through distributors. Currently, IFS, Inc. has two in-house salesmen, two domestic distributors and four independent representatives.

         Current customers of IFS, Inc.'s distributors include a school district located in Albany, NY, Time Warner, HBO, Estee Lauder, Hewlett-Packard and University of Pennsylvania Hospital. Some of IFS' direct sales customers include ARCO Alaska, Pitney Bowes, Warwick School District (Warwick, NY), BrandsMart U.S.A., Brooks Medical Center (US Army), San Diego Anti-Nuclear Submarine College (US Navy) and DAAP MEDCO (US Navy).

The chart below shows the approximate percentage of annual revenues generated by distributors and IFS' sales force for the last three years:

              1997                     1998                   1999
              ----                     ----                   ----

         IFS        60.1%        IFS        86.1%        IFS        77.5%
         Dist.      39.9%        Dist.      13.9%        Dist.      22.5%

         IFS, Inc. also plans to target regions and companies in foreign countries, pursuant to which it intends to enter into licensing agreements or other arrangement with foreign companies for the manufacture and sale of IFS, Inc.'s products. In a prior year, the Company entered into a license agreement with a Japanese entity pursuant to which IFS, Inc. was paid one million dollars in consideration for IFS, Inc. granting this entity exclusive rights in Japan to use and develop IFS, Inc.'s existing patents. This agreement further provided that if the Japanese entity builds recycling centers (termed "reconverting facilities"), IFS, Inc. shall be paid a one time licensing fee based on recycling capacity requirements which may apply to each facility. To date, the agreement has not been further implemented by the Japanese entity due to local economic conditions. IFS, Inc. understands from discussions with Styro Japan that the Japanese economy was in an unstable condition, an effect of which distracted potential clients from utilizing the recycling technology. Two regions initially targeted by IFS, Inc. for foreign sales are the Far East and European block countries. IFS, Inc. believes that due to, among other things, the decline in the Japanese Yen, and due to IFS, Inc.'s lack of sufficient capital to effectively market in these regions, IFS, Inc. has not been able to develop business relationships in these regions.

         IFS, Inc. is currently testing its Styro Solve solution for other proprietary applications.

         (2) DISTRIBUTION METHODS

         IFS, Inc. distributes its products and services in essentially three manners: (1) in-house employee and independent contractor sales, (2) independent distributors and (3) outside independent contractors.

         In-house sales are generated primarily from IFS, Inc.'s executive offices located in Delray Beach, Florida, where the executive officers of IFS, Inc. actively pursue business leads for IFS, Inc.'s products. IFS, Inc. presently has one independent sales contractor (who is viewed as an "in-house" independent sales contractor as he focuses solely upon IFS, Inc.'s products and services), located in the Chicago, Illinois area, who is primarily responsible for securing customers in the area. IFS, Inc.'s officers are currently paid salaries, but no bonuses or commissions on their sales of IFS, Inc.'s products. The "in-house" independent sales contractor is paid commissions only.

         Currently, IFS, Inc. has two domestic distributors, one in the Anaheim, California area and one in Houston, Texas. Distributors execute agreements with IFS, Inc. for the area in which they desire to market IFS, Inc.'s products. These distributorship agreements currently provide for sales to distributors at wholesale prices. Distributors are essentially resellers, who purchase products from IFS, Inc. and resell the products to their customers at a mark-up from the price charged by IFS, Inc. to the distributors. Some agreements grant distributors partial exclusive territorial rights for certain types of businesses (e.g. California public schools). The distributorship agreements further provide, in some instances, that distributors have options to distribute IFS, Inc.'s products on a non-exclusive basis to other specified territories, provided that the distributor meets certain sales conditions which may be established by the distributorship agreement.

         On or about January 11, 1997, IFS, Inc. entered into an agreement with Styro Japan Co., Ltd., a Japanese corporation ("StyroJapan"), whereby IFS, Inc. sold StyroJapan an exclusive license to utilize and develop IFS, Inc.'s patented process for recycling or reconverting polystyrenes in Japan. The license differs from a distributorship agreement, as the former grants the use of the patented recycling process, whereas the latter grants the right to sell IFS, Inc.'s products, such as the Solution Machines and Styro Solve. Since 1997, there have been no further licensing agreements.

         Outside representatives are paid commissions on sales. There are currently 8 Company representatives servicing four states, North Carolina, South Carolina, Florida and Illinois. Representatives generally execute an independent representative agreement, pursuant to which, among other things, a commission is payable based on sales by the representative. These agreements generally provide that IFS, Inc. will provide the sales representative with leads and training, and that the representative shall not compete with IFS, Inc.

         Depending upon the availability of additional funding, which may be derived from operations as well from additional funding efforts, neither of which are assured, IFS, Inc. intends to retain, during approximately the next twelve months, up to approximately four additional in-house sales representatives, as well as to secure additional distributors and outside sales representative relationships in other parts of the United States such as Texas, Wisconsin, California, Washington, New York, and New Jersey.

         Due to limited capital resources, IFS, Inc. has not engaged in any media-type advertising, although Company personnel have performed demonstration of IFS, Inc.'s products and services before current and prospective customers, as well as attended various industry trade shows. Depending on the availability of additional funding, as discussed above, IFS, Inc. plans to engage in advertising for its products and services utilizing infomercials, the internet, radio and co-operative advertising with other companies including restaurants, environmental groups and foam product manufacturers, as well as continue to attend and present its products and services at industry trade shows. Emphasis will be placed on education concerning the importance of recycling and protecting the environment as well as promoting IFS, Inc.'s Styro Solve System as the preferred safe and effective means of disposing of polystyrene waste.

         (3) STATUS OF PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

         IFS, Inc. has no new publicly announced products or services.

         (4) COMPETITIVE BUSINESS CONDITIONS

         At present, to IFS, Inc.'s knowledge, IFS, Inc.'s Styro Solve System is the world's only environmentally safe and economically practical means of recycling polystyrene products and materials. IFS, Inc. potentially faces competition from two primary fronts: competing companies (technologies) and substitute products. Currently, IFS, Inc. does not believe that it faces significant competition from other companies. No assurances can be given, however, that IFS, Inc. will not face competition from new entrants into the industry, having substantially greater financial and other resources than IFS, Inc., in view of the substantial use of polystyrene products in the U.S. economy and world-wide, and in IFS, Inc.'s view, the perceived need for disposing of and recycling such products.

         Three competing companies have participated or currently participate in the polystyrene recycling market: National Polystyrene Recycling Company ("NPRC"), Dart Container Corporation ("Dart") and Resource Recovery Technology ("RRT"). One additional potential competitor, Styro Melt, was due to release their line of recycling equipment, but has yet to do so.

         Until recently, IFS, Inc. considered its largest competitor to be NPRC, which was originally formed as a joint venture between several major chemical and petroleum companies. NPRC recently discontinued operations as a result of, to IFS, Inc.'s knowledge, and among other factors, customer dissatisfaction in having to wash and repack polystyrene materials prior to shipment to recycling centers, utilization of valuable warehouse space to store original shipping containers, incurring of labor costs to clean and package polystyrene materials and incurring a fifteen cent per pound fee to recycle such materials.

         Dart, based in Wisconsin, currently offers a compacting machine only to the food service industry which compacts only Dart polystyrene products and requires the compacted polystyrene to be returned to Dart for recycling when full, with the required shipping charge. Additionally, Dart relied on NPRC for its recycling needs.

         RRT based in Lakeland, Florida, utilizes a system similar in nature to the Styro Solve System. RRT provides its customers with a large, six-foot stainless steel container with a solvent that resides at the base of the container. As polystyrene material is discarded into the bin, the solution melts the foam into a fluid which is later removed. However, the polystyrene material is not shredded to maximize use of the solution, which is itself a chlorine based chemical which is potentially hazardous with environmental risks. Their system is also quite expensive to operate. Upon information and belief, RRT charges a five thousand dollar fee to have a container placed in a customer's premises and one hundred forty dollars to periodically remove the gel fluid from the machine. Each one hundred forty dollar charge will process approximately 100 pounds of polystyrene, amounting to one dollar forty cents per pound, which is substantially higher than the cost per pound using IFS, Inc.'s Stryo Solve System. Since direct access must be provided to RRT's containers in order to pump out the waste, geographical limits are placed on the location of the polystyrene container. Further, limits on the placement of the container may also be imposed by requirements of the Environmental Protection Agency ("EPA") due to the caustic nature of the solution.

         The second competitive challenge to IFS, Inc. is that of substitute products; such products are primarily found in the food service industry where three general categories of products compete. They include: disposable paper products, disposable polystyrene foam products and non-disposable china products (made from various materials).

         Two concerns in the decision to use polystyrene foam products are the environmental concerns and the related public relations impact, and the economic concerns of the traditional waste management options. Due to public relations and other concerns, certain large corporations, such as McDonalds, have switched from utilizing polystyrene to paper based containers. Concerning waste management, foam products consume a tremendous amount of space for their weight. Very large dumpsters and frequent emptying, both of which are expensive, are to be expected in any operation for which polystyrene foam is a waste product.

         Paper products generally cost more than polystyrene equivalents. The U.S. Food and Drug Administration mandates that all paper-based food service ware be made from virgin materials. The production of paper materials requires more energy, creates three times more pollution and costs significantly more than analogous polystyrene products. Foam products are more sanitary, prevent growth and spread of bacteria, more sturdy, more thermally efficient and can be recycled instead of adding to landfills.

         As to china and tableware, in addition to the high purchase price, which will vary depending upon material and quality, non-disposable china and tableware incur greater labor and clean up costs, including expensive dish-washing equipment, detergents, water, electricity, labor, replacement of broken pieces, inspection of sewage lines and inspection by local health departments.

         In view of the foregoing, IFS, Inc. believes that polystyrene foam products are economically superior to substitute products and that with the development of the Styro Solve System, cafeterias and restaurants may have little reason to avoid making use of these products.

         Based upon 1998 production figures published by the Plastic News Magazine, the total polystyrene market aggregates approximately $8 to $10 billion in sales each year. The overall market for polystyrene recycling continues to remain underdeveloped and under-marketed due to lack of awareness of market opportunity and the current availability of technology to address polystyrene environmental concerns. In many cases, companies and institutions are unaware of the option or possibility of polystyrene foam recycling. Of the few participants in this market, none are, in IFS, Inc.'s opinion, adequately marketing the advantages of their products or the importance of recycling.

         (5) SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS. The specific chemical identities, other than the terpenes, comprising IFS, Inc.'s Styro Solve solution, are considered by IFS, Inc. to be proprietary trade secrets. The ingredients comprising IFS, Inc.'s Styro Solve solution are readily available from a number of suppliers, including Chem Central, Inc., Florida Chemical, Inc., BASF, Inc., DuPont, Inc. IFS, Inc. utilizes two outside manufacturers to manufacture its four models of Solution Machines and has found both manufacturers to be timely and responsive to IFS, Inc.'s need for the Solution Machines.

         (6) DEPENDENCE ON MAJOR CUSTOMERS. During 1999, three customers accounted for 48% of the Company's sales. Substantially all of the Company's 1998 sales were made to two customers. Sales to customers constituting 10% or more are as follows:

     Customer                      Year Ended December 31,
------------------                 -----------------------
                                    1999             1998
                                   ------           ------
Arco Alaska                          21%              40%
Spa Steel Products                   --               38%
Dippy Foods                          17%              --
Waste Management                     10%              --

         (7) INTELLECTUAL PROPERTY. IFS, Inc. owns a U.S. patent for the process by which polystyrene is reduced to the Polygel. The patent is titled "Reduction in Polystyrene with Activated Agent." Patent # 5223543 and expires in 2010. IFS, Inc. has a patent pending for another process by which polystyrene may be reduced to Polygel. This patent pending is titled "Reduction in Polystyrene Foams with Dibastic Esters." IFS, Inc. is in the process of applying for patents on its Solution Machine design and for trademarks for the Styro Solve Solution, Polygel and the Solution Machine, within approximately the next two to three months.

         (8) GOVERNMENTAL APPROVAL. At this point in time, there is no need for government approval of IFS, Inc.'s principal products or services.

         (9) GOVERNMENTAL APPROVAL, REGULATION AND ENVIRONMENTAL COMPLIANCE. The Styro Solve solution utilized in the Styro Solve System is non-hazardous and biodegradable and therefore not subject to state or federal regulations that would otherwise apply to hazardous substances. IFS, Inc. is and otherwise will be subject to local, state and federal laws, rules and regulations concerning the operation of businesses generally. On July 1, 1999 the US Environmental Protection Agency, Region4 (EPA), along with the Florida Department of Environmental Protection, Southeast District (FDEP), conducted a Resource Conservation and Recovery Act (RCRA) compliance evaluation inspection at International Foam Solutions, Inc. located in Delray Beach, Florida, for the purpose of determining its compliance with the Resources Conservation and Recovery Act (RCRA). The letter received form the EPA and signed by Jeffery T. Pallas, Chief, Southeast Enforcement and Compliance Branch, dated January 21, 2000 states "that no violations of RCRA were discovered." The report further states that "IFS does not generate, treat, store or dispose of hazardous wastes.
 .....and no violations were discovered."

         (10) RESEARCH AND DEVELOPMENT. IFS, Inc., on its own initiative, as well as with third parties, is engaged in limited research and development concerning potentially new proprietary applications for the Styro Solve solution.

         (11) EMPLOYEES. As of December, 1999, IFS, Inc. had four (4) full-time employees. IFS, Inc. also engages sales representatives and independent distributors. None of IFS, Inc.'s employees is represented by a labor union, and IFS, Inc. considers its employee relations to be good. IFS, Inc. does not anticipate the number of employees to grow significantly over the next twelve months. IFS, Inc. believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel.

Item 2.  Description of Property.

         IFS, Inc.'s executive offices are located in, and substantially all of its operating activities are conducted from, its leased office space located at 1885 Southwest 4th Avenue, Building B-3, Delray Beach, FL 33444. IFS, Inc. believes that it will be able to obtain suitable space as needed at competitive market rates and has the physical ability to acquire additional office space at its current location. IFS, Inc. leases approximately 3,000 square feet of office and warehouse space and does not own any real estate. IFS, Inc. is not in the business of investing in real estate or real estate mortgages.

Item 3.  Legal Proceedings.

     The Company is involved in certain legal proceedings which are described below:

(1) Greenfield v. IFS, et al., case no. 98-005083 in the Palm Beach Circuit Court. Leo Greenfield is an alleged stockholder of IFS who sued IFS for, among other things, breach of fiduciary duty and related causes of action. He has also sought to appoint a receiver of the corporation. He claims that many IFS transactions were conflict of interest transactions, and seeks to void same. The matter is in the discovery phase of the litigation. No trial dates have been set. IFS' counsel and Mr. Greenfield have reached a verbal agreement to fully resolve the matter, however, Mr. Greenfield has failed to execute the documents. This case will be vigorously defended by IFS.

(2) Florida First Capital Finance Corporation v. IFS, et al., case no. C1099-371-35, Orange County Circuit Court. The plaintiff sued IFS for default of a promissory note. IFS is currently behind in its payments in excess of approximately $50,000. While IFS has certain defenses to the plaintiff's claim, IFS nonetheless owes the plaintiff a certain sum of money under the strict terms of the promissory note. IFS is making arrangements to become current with the plaintiff through anticipated funds from its current private placement offering. However, the Plaintiff seeks to accelerate the loan, against which $200,000 has been borrowed by IFS. The litigation is in the discovery phase. The Plaintiff has not actively pursued this matter since June 1999. IFS is considering a potential counter-claim for defamation against this Plaintiff which could have the effect of offsetting, to an uncertain degree, the amount allegedly owed to the Plaintiff.

(3) Dichiara v. IFS, case number CL 98-9930 AH, in the Palm Beach County Circuit Court. Mr. Dichiara is a former employee who has sued IFS for, among other things, breach of an employment contract. Dichiara claims he is entitled to a severance pay in the amount of approximately $80,000 under the employment contract because he alleges he was terminated without cause. The Plaintiff, if successful, would be entitled to his attorney's fees under applicable law. However, IFS entered into a new contract with Dichiara which, in IFS' opinion acted as a novation of the former agreement with Dichiara, and as such Dichiara was not entitled to the severance under the former employment agreement. A trial is scheduled for sometime in November, 2000. This case will be vigorously defended by IFS.

(4) Ecological Technologies, Inc. v. IFS, case number 98-003218 in the Palm Beach County Circuit Court. This case has been partially resolved. The only remaining issue is a claim IFS is doing business in Japan, where the plaintiff claims he has exclusive territorial rights. No trial date has been set and the parties will engage in discovery on this separate claim for damages. IFS has taken the position that this claim is frivolous and IFS will vigorously defend this lawsuit.

(5) Robert Kauffman v. IFS, et al., case number 99012968, in the Broward County Circuit Court. The former CEO of IFS has sued IFS for, among other things, breach of an employment agreement, claiming damages in excess of $150,000. However, based on information provided by IFS to the undersigned, Kauffman materially breached the employment agreement and was subsequently terminated for cause. This case is in the discovery phase and IFS intends to vigorously defend this matter.

(6) IFS received a letter from WRC, Inc., who claims that it is owed eleven thousand one hundred sixty six dollars and seventy nine cents ($11,166.79) as a deficiency balance from a sale of cleaning equipment resulting from an alleged default under the lease. IFS denies that any sum is owed. No litigation has been filed and it has been over six months since the demand letter was written by WRC

(7) Keefer v. International Foam Solutions, Inc., case no. 98-006525, Palm Beach County, Florida, Circuit Court. Mr. Keefer is a former employee who has sued the Company for alleged breach of an employment contract. Mr.

     Keefer claims he is entitled to a severance pay in the amount of approximately $56,000 under an employment contract because he alleges he was terminated without cause. However, it is the Company's position that Mr. Keefer walked off the job and effectively quit, and accordingly, is not entitled to any severance under the employment agreement. In February 2000, the Company settled this matter. The settlement requires that the Company issue restricted stock to the Plaintiff and make certain payments over the course of less than one year. The exact terms of the settlement are confidential by agreement of the parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

         IFS, Inc.'s Common Stock currently trades on the "Pink Sheets." Prior to December 15, 1999, IFS, Inc.'s common stock was traded on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "IFOS". IFS, Inc.'s Common Stock was listed for trading on the OTC:BB on September 17, 1998, at which time there was a trading market for such shares. Since such time there has been a limited trading market for IFS, Inc.'s Common Stock. OTC Quotations presented reflect inter-dealer prices with related retail mark-up or commission and may not represent actual transactions. Effective November 15, 1999, IFS, Inc. was no longer in compliance with the National Association of Securities Dealers, Inc. (NASD(R)) filing requirements. Accordingly, the letter "E" was appended to the trading symbol. IFS recently cleared comments at the SEC in connection with its Form 10-SB, however, it cannot be re-listed on the OTC:BB until such time as it is current in all of its filings. Once the NASD receives notification that IFS, Inc. has fully complied with the filing requirements IFS, Inc. intends to take the necessary actions to become relisted on the OTC:BB.

         The following table sets forth the average closing prices for the Common Stock for each calendar quarter and subsequent interim period since the Common Stock commenced actual trading, as reported by the National Quotation Bureau, and represent the average closing price at the end of the business day:

Fiscal 1999                                 Closing Price
-----------                                 -------------

First Quarter                                  $.15

Second Quarter                                 $.25

Third Quarter                                  $.25

Fourth Quarter                                 $.065

Fiscal 1998                                 Closing Price
-----------                                 -------------

Third Quarter                                  $.75

Fourth Quarter                                 $.29

         There can be no assurance that an active public market for the Common Stock will develop or be sustained. In addition, the shares of Common Stock are subject to various governmental or regulatory body rules which affect the liquidity of the shares.

         On December 31, 1999, there were 185 registered holders on record of the common stock of the Company. On May 25, 2000 there were 181 registered holders on record of the common stock of the Company.

         The Company has not paid any dividends on its common stock at any time.
Section 607.06401 of Florida Statutes prohibits the payment of dividends by any corporation which, after taking into account such dividend, would not be able to pay its debts as they become due or which would result in such corporation's total assets being less than its total liabilities. This provision may prohibit the Company from paying dividends unless the Company obtain significant new capital. In addition, the Company's ability to pay cash dividend on its common stock is limited due to covenants contained in its loan documents. The Company's management does not anticipate paying any dividends for the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This Form 10-KSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to financial condition, results of operations and business of IFS, Inc., which could cause actual results to differ materially from those anticipated. The words "believe," "expect," "intend," "anticipate," "estimate," "plan" and similar expressions identify certain of such forward looking statements, which speak only as of the date of which they were made. All statements herein other than those consisting solely of historical facts, that address activities, events or development that IFS, Inc. expects or anticipates will or may occur in the future, including such things as business strategy, measures to implement strategy, competitive strengths, goals, projected revenues, costs and other financial results. References to future success and other events may be forward-looking statements.

(a) Financial Condition, Changes in Financial Condition and Results of
    Operations.

DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

REVENUES

         Revenues for 1999 increased by approximately $24,000 (or 51%) over 1998 which in absolute dollars is not a significant increase over the prior year.
The Company believes the sales increase is partially attributable to the increased sales activity by management.

COST OF SALES

         Cost of sales for the year 1999 increased by approximately $19,000 (or 54%) from 1998. The increase was directly attributable to the increase in sales. For the same period, the gross profit margin decreased by 2% which resulted mainly from an increase in freight-in expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative for the 1999 year increased by approximately $441,000 (or 90%) from 1998. The increase was primarily attributable to $82,000 of compensation expense from the granting of certain stock options in 1999, increases in officer compensation of $97,000, increase in research and development ($51,000), travel and marketing ($39,000), insurance ($20,000) and professional fees ($62,000).

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $11,000. The decrease was attributable to the fact that in 1998 the Company depreciated in full certain assets.


OTHER INCOME (EXPENSE)

         Interest expense increased by $8,000 (or 27%). This increase is attributable to increased outstanding debt during 1999 as compared to 1998, combined with higher average interest rates.

PROVISION FOR INCOME TAXES

         No provision for current income taxes was required in either 1999 or 1998 due to the loss reported for such years (see Note 4 to the financial statements). Further, given the uncertainties as to realization, the Company's deferred tax assets have been fully reserved.

LIQUIDITY AND CAPITAL RESOURCES:

         During 1999, IFS, Inc.'s sources of cash, primarily from financing activities included proceeds from the sale of common stock and the exercise of options aggregating $714,170. In an effort to raise working capital and to fund its operations, the Company offered restricted common shares to certain accredited investors. During 1999, IFS, Inc. raised approximately $669,000 for the sale of 4,142,000 shares to private investors.

         Operating activities used cash primarily due to IFS, Inc.'s continued inability to achieve a profitable level of operations. The increase in cash used in operating activities from $(166,421) in 1998 to $(574,537)in 1999, was principally attributed to an increase in the net loss of $429,144.

         The material terms of the shareholder and bank loans as of December
31, 1999 consist of: (i) Equipment notes to Florida First Capital Finance Corp. of $177,800 payable in monthly installments of $3,030 including principal and interest at a fixed rate of 6.5%, maturing July 1, 2004, collateralized by equipment. IFS, Inc. is in default under the terms of this loan and in violation of certain convenants, (ii) Shareholder loans from Harvey Katz and Claudia Iovino (also officers of the Company) of $67,746 payable in monthly principal installments of $5,000 and interest computed at prime rate (due on March 1, 2001), (iii) Equipment loans from CMC, Inc. of $87,917 payable in monthly installments of $3,555 including principal and interest, maturing in June 2003,
(iv) Shareholder loan from Harvey Katz and Claudia Iovino of $30,898 principal and interest due 90 days after date of note, which is past due and accrue interest at a 10% annual fixed rate, and (v) Related party loan from HKI, Inc. of $20,000 principal and interest due 90 days after date of note, which is past due and accrues interest at a 10% annual fixed rate.

         IFS, Inc. is a guarantor for a shareholder's loan to the Israel Discount Bank, Ltd. During 1999, both the shareholder and IFS, Inc. (as guarantor) were in default. In this connection, IFS, Inc. and its shareholders entered in a forbearance agreement with the bank on June 19, 1999. Among other things, the forbearance agreement provides for the collateralization of all of IFS, Inc.'s assets and a rescheduling of the amounts due.

         IFS, Inc.'s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the latter part of 1997 and 1998 the Company experienced protracted litigation which diverted management's efforts from its core business, and effectively curtailed the Company's marketing programs. During 1999 certain aspects of the previously mentioned litigation were resolved and the Company was able to refocus and continue its marketing efforts. IFS, Inc. has been in settlement negotiations to reduce the quantity of outstanding litigation and the threat of any potentially adverse findings. Management believes that resolving many of these matters through settlements will enable it to focus much more of its attention on sales and to spend more of its time on sales activities. Management believes that with the increased time spent on marketing efforts, increased sales will result. Since it envisions primarily an increase of time spent by management in marketing and sales activities, as opposed to increased costs for, among other things, advertising, the Company does not foresee the need for substantial, additional capital to perform such increased marketing and sales activities. In the event that substantial, additional capital is required, however, the Company would be required to seek outside funding mechanisms, of which no assurances are given that any funding would be made available to the Company or if made available, on terms satisfactory to the Company.

         IFS, Inc. is currently a party to several lawsuits, which are in various stages of litigation. Any material adverse decision against IFS, Inc. in any of such lawsuits will, in all likelihood, have a material adverse effect upon IFS, Inc. and its operations. See "PART II- ITEM 2. LEGAL PROCEEDINGS."

         By the end of 1999, IFS was informed that RFPs (Request For Proposal) were being prepared for submission to IFS. RFPs are essentially request for bids for the polystyrene recycling needs of the potential customer. RFPs are normally submitted after on site testing. They are required for new, specific items and are required by larger local, county and state agencies. RFPs are ordinarily submitted for large purchases and for these purchases to occur over a period of 3-5 years.

         The types of potential clients that have submitted RFPs to IFS during 2000 include multiple school districts and large corporations with in-house cafeterias. Most of these potential customers are either currently testing the Styro Solve System or are scheduled to begin testing the Styro Solve System within the next sixty days. School districts, unlike commercial businesses, may have three different budget periods with different year ends (June 30, September 30 and December 31). The Styro Solve System is being considered for three school districts' June 30 budget and if approved, IFS would begin shipment of products in the third and fourth quarters of this year.

         During 2000, IFS has provided live demonstrations to approximately 25 potential customers and has received further interest, some of whom have informed IFS that they are requesting funds for the Styro Solve System in their budgets. Although no assurances can be given that any such potential customers will in fact order IFS products, some of these potential customers have already utilized, seen or tested the Styro Solve System and determined that they desire IFS' products. Currently these potential customers have not submitted orders for IFS products.

         Unlike the Internet, the market for IFS is not relatively new and rapidly evolving. The market is established and there is long standing need for reductions in waste disposal costs. New legislation in various parts of the country have been enacted to reduce waste disposal by a 50% volume in landfills, which management believes makes the Styro Solve System even more viable. IFS believes that the Styro Solve System is the only economical, closed loop, polystyrene recycling process available in the world today.

         In accordance with the Company's business plan, if IFS is able to obtain additional funding, of which no assurances are given, IFS intends to expand its operations and employee base, including sales, marketing, technical, operational and customer support resources. IFS also intends to further develop new and existing strategic relationships to expand its distribution channels, such as with Dippy Foods in California.

         IFS, Inc. anticipates, based on current plans and assumptions relating to revenues from operations, that revenues from operations and additional third party funding or investment, if available, will be sufficient to satisfy the Company's estimated cash requirements to continue its operations for the foreseeable future. IFS, Inc. has no firm current arrangements with respect to, or sources of, additional financing. There can be no assurance that any such additional financing will be available to the Company, and if available, will enable the Company to attain profitable operations or continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amount of classification of liabilities that may result from the possible inability of IFS, Inc. to continue as a going concern. Through December 31, 1999, the Company has incurred losses totaling $(6,178,421). Negative working capital aggregated $(478,419) at December 31, 1999. In addition, the Company is in violation of certain of its loan covenants.

         Going Concern Opinion. The Company's independent public accountants have added an explanatory paragraph to their audit opinion issued in connection with the 1999 and 1998 financial statements which states that the Company's dependence on outside financing, working capital deficits, violation of certain loan covenants and losses since inception, raise substantial doubt about the Company's ability to continue as a going concern.

To the extent that IFS, Inc. is able to obtain financing of at least approximately $2,000,000, IFS, Inc. intends to utilize such funds primarily for sales and marketing activities as well as for reduction of outstanding long and short term debt obligations and for the construction of a recycling facility. Management anticipates that such funds, if obtained, of which no assurances are given, together with cash flow from operations, will be sufficient to finance IFS, Inc.'s working capital requirements for approximately the next twelve months. To the extent IFS, Inc. is unable to secure such approximate amount of financing, IFS, Inc. plans to utilize any funds received for the same purposes and in the same order of priority on an approximate pro-rata basis, subject to the discretion of management to reallocate the usage of such funds. To the extent IFS, Inc. is only able to secure minimal financing, its level of operations will be materially and adversely effected.

         IFS, Inc. has no material commitments for capital expenditures. Solution Machines are purchased by IFS, Inc. on an "as needed" basis based upon orders received from IFS, Inc.'s customers.

         Other than IFS, Inc.'s school customers, there are no seasonal aspects that have had a material effect on IFS, Inc.'s financial condition or results of operation.

         From time to time IFS, Inc. may evaluate potential acquisitions involving complementary businesses, products or technologies. IFS, Inc. has no present agreements or understanding with respect to any such acquisition. IFS, Inc.'s future capital requirements will depend on many factors, including entry into strategic alliances, increases in advertising, marketing and promotions, growth of IFS, Inc.'s customer base, general economic conditions and other factors including the results of future operations. IFS, Inc. currently has four full time employees. Management does not currently expect that it will be required to hire a significant number of additional employees in the next 12 months or until the larger RFP are received.

         During the 12 month period following the filing of this Form10KS-B, IFS, Inc. intends to seek and obtain additional debt and/or equity financing to further develop its business operations, principally sales and marketing. No assurances are given that IFS, Inc. will be able to successfully obtain sufficient debt and/or equity financing on terms acceptable to IFS, Inc. There are no current commitments for financing IFS, Inc.'s operations. IFS, Inc.'s inability, for whatever reason, to secure additional financing on terms acceptable to IFS, Inc. will have a material adverse effect on IFS, Inc. and its operations.

         IMPACT OF INFLATION

         To the extent permitted by competition, IFS, Inc. passes increased costs attributable to inflation to its customers by increased sales prices over a reasonable period of time. Also it is IFS, Inc.'s policy to place all of its major supplier purchases out to bid.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. IFS, Inc. did not engage in derivative instruments or hedging activities in any periods presented in the financial statements and management does not expect this statement to have a material impact on IFS, Inc.'s financial position, results of operation, or cash flows.

Item 7.  Financial Statements.

         The financial statements and notes thereto are included herein beginning at page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

None

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section (16) of the Exchange Act.

(a) Directors and Executive Officers

         As of December 31, 1999, the directors and executive officers of IFS, Inc., their ages, positions in IFS, Inc., the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

Name                      Age        Position Officer                          Period Served as Director
----                      ---        ----------------                          -------------------------
Harvey Katz                52        Chief Executive Officer/Director           1993 to present
Claudia Iovino             61        President/Director                         1993 to present
Antonio Bianco             50        Chief Operating Officer                    April 1999 to present
Diane Lucien               44        Director                                   Feb 1999 to present


(b) Business Experience

         HARVEY KATZ - CHIEF EXECUTIVE OFFICER. In addition to his duties at IFS, Inc. which commenced in 1993, Mr. Katz is a consultant to HKI, Inc., an entity in which he is an investor, for which Mr. Katz previously served as President from 1982 to 1998 (See also Item 7 below). As President of HKI, Inc., Mr. Katz developed that company's marketing plans for its NU Silver, Brass Plus, and Dumpster Fresh products. Mr. Katz was formerly a Trust Accountant at Continental Illinois National Bank, Assistant District Accountant at Berman Truck Leasing, and President of both HKC Enterprises and HK Measure Service.

         Mr. Katz was educated at Loop City College, Loyola University, and the University of Chicago, all in Chicago, Illinois. He has had articles published by the University of Florida Department of Plastics Information regarding the Styro Solve method of Polystyrene reduction. Mr. Katz served in the US Army National Guard, where he was activated for the Vietnam War and ultimately received an Honorable Discharge. Mr. Katz is Co-Chairman of the Broward County Recycling Committee (for commercial purposes).

         CLAUDIA IOVINO - PRESIDENT AND DIRECTOR. Ms. Iovino has been employed by and has served as a director of IFS, Inc. since 1993 and currently serves as the President of IFS, Inc. From 1982 until this year, Ms. Iovino was the CEO of HKI, Inc., an entity in which she holds a controlling interest. Ms. Iovino has experience in many aspects of operating a growing company involved in the development, manufacturing and marketing of chemical products and has experience in the day-to-day operation of a small chemical plant, including sales coordination.

         ANTONIO BIANCO - CHIEF OPERATING OFFICER. Prior to joining IFS, Inc. in April 1999, Mr. Bianco was self employed as a management consultant from 1997 to March 1999 and was Vice President/General Manager from 1993-1997 and Vice President/Operations and Finance from 1989-1992 of Cool Care, Inc., a Deerfield Beach, Florida based subsidiary of Dole Food Co., where he dealt with the design and manufacture of equipment and refrigerated facilities for major retail and wholesale food distributors internationally. Mr. Bianco is fluent in both French and Italian.

         DIANNE LUCIEN - DIRECTOR. Ms. Lucien has owned and operated her own consulting firm for the past ten years which specializes in accounting software and management consulting. She received her B.S. degree in accounting from Arizona State University. Prior to her consulting business, she was employed by Deloitte, Haskins and Sells (now Deloitte Touche) in Arizona, New York and Florida, in the audit and emerging business consulting department. Her practice specializes in the manufacturing, job shop, distribution and service industries.

IFS, Inc.'s directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. IFS, Inc.'s officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

(c) Directors of Other Reporting Companies

         None of IFS, Inc.'s executive officers or directors is a director of any company that files reports with the Securities and Exchange Commission.

(d) Significant Employees - Not applicable.

(e) Family Relationships

         There are no family relationships between the director, executive officers or any other person who may be selected as a director or executive officer of IFS, Inc.

(f) Involvement in Certain Legal Proceedings

         None of the officers, directors, promoters or control persons of IFS, Inc. have been involved in the past five (5) years in any of the following: (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) Any conviction in criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

(g) Compliance with Section 16(a) of the Exchange Act.

         Each of the officers and directors have recently filed their Form 3, subsequent to the effective date of the registration statement. Forms 4 and 5 were not required for any of the directors or officers and no other reports, other than this Form 10-KSB and as set forth herein, were filed on an untimely basis.

Item 10.  Executive Compensation.

The following table sets forth certain summary information concerning aggregate compensation paid to IFS, Inc.'s chief executive officers. No other officer received compensation of $100,000 or more during the periods presented.

                                                                Other                  Securities
                                                               Annual    Restricted    Underlying               All Other
Name and                                                      Compen-         Stock      Options/       LTIP      Compen-
Principal Position              Year      Salary      Bonus    sation        Awards          SARs    Payouts       sation
-------------------------- ---------- ----------- ---------- ---------   ----------- ------------- ---------- ------------
Harvey Katz                     1999     $54,808    $19,500   $27,792(2)    N/A          N/A          N/A         N/A
Chief Officer                   1998      $2,884      N/A     $77,116(2)    N/A          N/A          N/A         N/A
                                1997    $120,750      N/A       N/A         N/A          N/A          N/A       $6,360(1)

                                          N/A         N/A       N/A         N/A

--------------
(1)   Represents auto allowance.
(2)   Represents stock received in lieu of cash.

         Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
                               Option/SAR Values






                                                                      Number of
                                                                     Securities                      Value of
                                                                     Underlying                     Unexercised
                                                                    Unexercised                   In-the-Money
              Shares Acquired                                      Options/SARs at               Options/SARs at
              on Exercise (#)           Value Realized($)             FY-End(#)                     FY-End ($)
         ----------------------------------------------------------------------------------------------------------
                                                            Exercisable/Unexercisable     Exercisable/Unexercisable
                                                            ----------- -------------     ----------- -------------

Harvey Katz        None                       None            181,360        --               $ 0         $ --


         On or about October 1, 1996, IFS, Inc. entered into an employment agreement with Harvey Katz. Pursuant to this agreement, Mr. Katz was retained as IFS, Inc.'s chief executive officer at an annual salary of $150,000, subject to increases as provided therein, plus reimbursement for expenses, including, but not limited to, automobile expenses. The agreement was amended in September 1998 to provide for Mr. Katz's salary to be $80,000.00 per year. On November 1, 1999, the annual salary was increased to $95,500. The agreement further provides that if Mr. Katz is terminated without cause as defined in the agreement, he will be entitled to a severance payment equal to thirty six months of employment.

         On or about October 1, 1996, IFS, Inc. executed an employment agreement with Claudia Iovino. Pursuant to this agreement, Ms. Iovino was retained as the president of IFS, Inc. at an annual salary of $120,000, subject to increases as provided therein, plus reimbursement for expenses, including, but not limited to, automobile expenses. The agreement was amended in September 1998 to provide for Ms. Iovino to serve as president of IFS, Inc. at an annual salary of $80,000 per year. The agreement further provides that if Ms. Iovino is terminated without cause as defined in the agreement, she will be entitled to a severance payment equal to thirty six months of employment.

         On or about October 1, 1996, IFS, Inc. entered into an employment agreement with Anthony Dichiara. Pursuant to this agreement, Mr. Dichiara was retained as IFS, Inc.'s treasurer at an annual salary, subject to increases as provided therein, of $80,000. Mr. Dichiara later agreed to accepted a position with the company as its controller. Mr. Dichiara has sued IFS, Inc. alleging that he is due a severance pay based on the agreement retaining him as the treasurer. It is IFS, Inc.'s position that the agreement retaining Mr. Dichiara was mutually terminated and no further obligations were due under the agreement retaining him as treasurer.

         On or about April 5, 1999, IFS, Inc. executed an employment agreement with Antonio Bianco. Pursuant to this agreement, Mr. Bianco was retained as IFS,

Inc.'s chief operating officer at an annual salary of $50,000, subject to increases as provided therein. On November 1, 1999, the annual salary was increased to $75,000. The agreement also provides for Mr. Bianco to exercise options to purchase IFS, Inc.'s common stock at a price of between $.10 and $1.00 over a period of five years. The agreement further provides that if Mr. Bianco is terminated without cause as defined in the agreement, Mr. Bianco will be entitled to a severance payment equal to twelve months of employment.

         There is no standard or any other arrangements, pursuant to which any director of the registrant was compensated for any services provided as a director. Accordingly, no director was compensated for services provided as a director for the periods presented.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information as of about each person who is known to IFS, Inc. to be the beneficial owner of more than 5% of IFS, Inc.'s Common Stock:

         Security Ownership of Management:

                      Name and Address                     Amount and Nature
Title of Class        Of Beneficial Owner                 of Beneficial Owner               Percent of Class
--------------        -------------------                 -------------------               ----------------

Common                  Harvey Katz,                            3,945,791(1)                     21%
                        Chief Executive Officer/
                        Director
                        50 East Rd. #7E
                        Delray Beach, FL

Common                  Antonio Bianco                            925,000(4)                      5%
                        Chief Operating Officer
                        5801 N.W. 74th Terr.
                        Parkland, FL

Common                  Claudia Iovino                          3,028,117(2)                     16%
                        President/Director
                        6364 Amberwoods Dr.
                        Boca Raton, FL

Common                  Diane Lucien, Director                     25,000(3)                   less than 1%
                        22732 S.W. 10th St.
                        Boca Raton, FL  33433

All directors and executive
officers as a group
(4 persons)                                                     8,413,435(5)                     45%

---------------
(*) All percentages are calculated based upon 18,339,252 shares issued and outstanding as of the date of filing this Form 10-KSB plus warrants and options exercisable within 60 days.

(1)  Includes warrants to purchase 181,360 shares of common stock; See Item
     10, "Executive Compensation."
(2) Includes warrants to purchase 158,167 shares of common stock. See Item 10, "Executive Compensation" plus 647,500 shares of common stock jointly owned with husband plus 419,520 shares of common stock owned by a Company that Mrs. Iovino has a controlling interest.
(3)  Includes warrants to purchase 25,000 shares of common stock.
(4) Includes options to purchase 150,000 shares of common stock; See Item 10, "Executive Compensation."
(5)  Includes warrants to purchase 339,527 shares of Common Stock.

(c) Changes in Control. There is no arrangement which may result in a change of control.

Item 12.  Certain Relationships and Related Transactions.

         During the past two (2) years, IFS, Inc. has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of IFS, Inc.'s Common Stock, except as disclosed in the following paragraphs:

         On or about May 20, 1993, IFS, Inc. entered into a five year agreement with HKI, Inc., whereby IFS, Inc. granted to HKI the exclusive manufacturing and bottling rights for the Styro Solve Solution. The agreement provided that as long as HKI, Inc. could timely provide IFS, Inc. with the Styro Solve Solution, IFS would purchase the Styro Solve Solution from HKI, Inc. The agreement provided for two renewal periods of five years each. Such amounts aggregated $4,000 in 1998 and $0 in 1999. Neither company renewed the agreement when it expired on or about May 20, 1998. HKI, Inc. is a Florida Corporation related to IFS due to its common ownership by Claudia Iovino. Mrs. Iovino, a principal of IFS, Inc. owns a controlling interest in HKI, Inc.

         On or about October 21, 1997, IFS, Inc. borrowed from its officers, Mrs. Claudia Iovino and Mr. Harvey Katz, $134,700. This loan is payable in monthly principal installments of $5,000 and interest computed at prime rate. Amounts outstanding as of December 31, 1999 totaled $67,746.

         IFS, Inc. is a guarantor for the shareholder's loan to the bank. During 1999, both the shareholder and IFS, Inc. (as guarantor) were in default. In this connection, IFS, Inc. and its shareholders entered into a forbearance agreement with the bank on June 19, 1999. Among other things, the forbearance agreement provides for the collateralization of all of IFS, Inc.'s assets and a rescheduling of the amounts due.

         During the year ended December 31, 1997, IFS, Inc. issued 181,360 shares of common stock to Harvey Katz, in satisfaction of accrued compensation of $272,040 that was recorded in 1996. IFS, Inc. also granted warrants to purchase 181,360 shares of common stock at $2.50 per share expiring on May 31, 2001. Additionally, during 1999, 300,000 shares of common stock were issued to him for compensation aggregating $80,000.

         Through December 31, 1999, IFS, Inc. has borrowed from Harvey Katz and Claudia Iovino, the amount of $105,600 for working capital. The loans bear interest at 10% and are payable over a 90 day period. All loans are past due. Amounts outstanding at December 31, 1999 aggregated $30,898.

         During the year ended December 31, 1997, IFS, Inc. issued 158,167 shares of common stock to Claudia Iovino in satisfaction of accrued compensation of $237,250 that was earned and recorded in 1996. IFS, Inc. also granted warrants to purchase 158,167 shares of common stock at $2.50 per share expiring on May 31, 2001. Additionally, during 1999, 300,000 shares of common stock were issued to her for compensation aggregating $80,000. Refer to Item 4 for further details.

         Between April 1, 1999 and July 31, 1999, IFS, Inc. issued Antonio Bianco, an officer, options to purchase 1,150,000 shares of IFS, Inc.'s common stock at prices ranging from $.10 to $1.00. The options vest from April 1999 to April 2000 and have expiration dates ranging from July 1999 to April 2002. IFS, Inc. valued these options using the Black-Scholes Method. 450,000 options were exercised during 1999.

         On or about May 1, 1998, IFS, Inc. executed an employment agreement with Robert Kauffman for Mr. Kauffman to serve as IFS, Inc.'s chief executive officer for a period of five years. The terms of the agreement generally provided for Mr. Kauffman to act as chief executive officer at a $150,000 per year salary. IFS, Inc. contends that Mr. Kauffman never activated the contract or assumed the position for which he had been contracted and had otherwise materially and repeatedly breached the agreement.

         IFS, Inc. currently shares office space with HKI, Inc., which is currently owned primarily by Claudia Iovino, IFS, Inc.'s president. IFS, Inc. subleases space from HKI, Inc. at a rent of $12,000 per year, which includes electricity. The companies maintain their own telephone lines and currently pay their own office expenses.

Item 13.  Exhibits and Reports on Form 8-K


      EXHIBIT NO.           DESCRIPTION                                       LOCATION
      ----------            -----------                                      ---------

      3.                    Articles of Incorporation and bylaws              Incorporated by reference to Exhibit
                                                                              99.1 and 99.2 in Registrant's 10-SB,
                                                                              as amended, originally filed with the
                                                                              SEC on November 23, 1999.

      4.                    Instruments defining the rights of
                            holders and indentures                            Incorporated by reference to Exhibit
                                                                              99.5 and 99.8 in Registrant's 10-SB,
                                                                              as amended, originally filed with the
                                                                              SEC on November 23, 1999.

      10.                   Material contracts                                Incorporated by reference to Exhibit
                                                                              99.3, 99.4 and 99.6 in Registrant's
                                                                              10-SB, as amended, originally filed
                                                                              with the SEC on November 23, 1999.

      27.                   Financial Data Schedule                           Provided herewith



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             International Foam Solutions, Inc.


Date: June 2, 2000                           By: /s/ Harvey Katz
                                                -------------------------------
                                                     Harvey Katz, CEO

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature and Title                                            Date
-------------------                                            ----

/s/ Harvey Katz                                            June 2, 2000
------------------------------------------
CEO and Chairman of the Board of Directors


/s/ Claudia Iovino                                         June 2, 2000
------------------------------------------
President and Director


/s/ Dianne Lucien                                          June 2, 2000
------------------------------------------
Director

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                                      CONTENTS
--------------------------------------------------------------------------------

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                      F-2

Balance Sheet at December 31, 1999                                      F-3

Statements of Operations for the years ended
         December 31, 1999 and 1998                                     F-4

Statements of Stockholders' Equity (Deficit) for the years ended
         December 31, 1999 and 1998                                     F-5

Statements of Cash Flows for the years ended
         December 31, 1999 and 1998                                     F-6

Notes to Financial Statements                                           F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Foam Solutions, Inc.

We have audited the accompanying balance sheet of International Foam Solutions, Inc. as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Foam Solutions, Inc. at December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has cumulative losses since its inception in 1993, has a working capital deficit, is in violation of certain loan covenants, and is dependent upon outside financing to expand its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida
May 12, 2000                                                  BDO Seidman, LLP

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                                 BALANCE SHEET
--------------------------------------------------------------------------------




DECEMBER 31,                                                                      1999
------------                                                                      ----
ASSETS (NOTES 5 AND 7)
CURRENT
     Cash                                                                     $     9,661
     Accounts receivable, less allowance for doubtful accounts $37,000              9,354
     Inventories                                                                  343,791
     Prepaid expenses and other                                                    12,159
                                                                              -----------
Total current assets                                                              374,965
PROPERTY AND EQUIPMENT, net (Note 3)                                              182,408
PATENTS, less accumulated amortization of $95,661                                 138,610
DEPOSITS AND OTHER                                                                 18,831
                                                                              -----------
                                                                              $   714,814
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES
     Current maturities of notes payable (Notes 5 and 6)                      $   303,255
     Accounts payable (Note 7)                                                    267,399
     Accrued payroll                                                              139,366
     Accrued legal settlements                                                     83,000
     Other accrued expenses                                                        60,364
                                                                              -----------
Total current liabilities                                                         853,384
                                                                              -----------
Notes payable, less current portion (Note 5)                                       81,106
                                                                              -----------
Total liabilities                                                                 934,490
                                                                              -----------
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 6)

STOCKHOLDERS' DEFICIT (NOTE 8)
     Common stock, par value $.01, 20,000,000
         shares authorized, 16,103,697 shares issued
         and outstanding (Note 6)                                                 161,037
     Additional paid-in capital                                                 6,115,076
     Deficit                                                                   (6,178,421)
     Note receivable secured by 1,913,525 shares of common stock                 (317,210)
     Treasury stock, at cost (39,764 shares)                                         (158)
                                                                              -----------
Total stockholders' deficit                                                      (219,676)
                                                                              -----------
                                                                              $   714,814
                                                                              ===========


                               See accompanying notes to financial statements.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                      STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



FOR THE YEARS ENDED DECEMBER 31,                                   1999             1998
--------------------------------                             ------------       --------------
REVENUES:
     Product sales                                            $     71,562       $     47,543
     Cost of sales (exclusive of depreciation and
         amortization shown separately below) (Note 7)              54,385             35,168
                                                              ------------       ------------
Gross profit                                                        17,177             12,375
                                                              ------------       ------------
OPERATING EXPENSES:
     Selling, general and administrative (Notes 6 and 8)           930,814            489,112
     Depreciation and amortization                                  57,423             68,502
     Abandonment of leasehold improvements                              --              5,000
                                                              ------------       ------------
                                                                   988,237            562,614
                                                              ------------       ------------
LOSS FROM OPERATIONS                                              (971,060)          (550,239)
                                                              ------------       ------------
OTHER INCOME (EXPENSE):
     Interest income                                                    --                 32
     Interest expense                                              (39,050)           (30,759)
                                                              ------------       ------------
Total other income (expense)                                       (39,050)           (30,727)
                                                              ------------       ------------
NET LOSS (NOTE 4)                                             $ (1,010,110)      $   (580,966)
                                                              ------------       ------------
NET LOSS PER SHARE
     Basic and diluted                                        $       (.07)      $       (.07)

WEIGHTED AVERAGE NUMBER OF
     OUTSTANDING SHARES
         Basic and diluted                                      15,328,001          8,568,869
                                                              ============       ============



                               See accompanying notes to financial statements.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                      (NOTE 8)
--------------------------------------------------------------------------------


                                             COMMON STOCK          ADDITIONAL
                                         ---------------------       PAID-IN                      NOTE
                                           SHARES      AMOUNT        CAPITAL       DEFICIT     RECEIVABLE
                                           ------      ------        -------       -------     ----------

Balance at December 31, 1997             8,416,053   $    84,161   $ 4,708,165   $(4,587,345)   $        --

Issuance of common stock in exchange
for compensation and professional
services                                   270,000         2,700        76,299            --             --

Issuance of common stock for cash          139,211         1,392        62,062            --             --

Note receivable secured by common
stock                                       25,000           250         9,750            --        (10,000)

Treasury stock acquired                         --            --            --            --             --

Net loss for year                               --            --            --      (580,966)            --
                                        ----------   -----------   -----------   -----------    -----------

Balance at December 31, 1998             8,850,264        88,503     4,856,276    (5,168,311)       (10,000)

Issuance of common stock for cash        4,142,066        41,421       627,749            --             --

Issuance of common stock in exchange
for professional services                  172,842         1,728        66,226            --             --

Exercise of options for cash               450,000         4,500        40,500            --             --

Note receivable secured by common
stock                                    1,888,525        18,885       288,325            --       (307,210)

Issuance of common stock in
satisfaction of officers' accrued
compensation                               600,000         6,000       154,000            --             --

Compensation charges in connection
with issuance of options                        --            --        82,000            --             --

Net loss for  year                              --            --            --    (1,010,110)            --
                                        ----------   -----------   -----------   -----------    -----------
Balance at December 31, 1999            16,103,697   $   161,037   $ 6,115,076   $(6,178,421)   $  (317,210)
                                        ==========   ===========   ===========   ===========    ===========






                                                                TOTAL
                                            TREASURY         STOCKHOLDERS'
                                              STOCK         EQUITY (DEFICIT)
                                              -----         ----------------

Balance at December 31, 1997               $        --    $   204,981

Issuance of common stock in exchange
for compensation and professional
services                                            --         78,999

Issuance of common stock for cash                   --         63,454

Note receivable secured by common
stock                                               --             --

Treasury stock acquired                           (158)          (158)

Net loss for year                                   --       (580,966)
                                           -----------    -----------

Balance at December 31, 1998                      (158)      (233,690)

Issuance of common stock for cash                   --        669,170

Issuance of common stock in exchange
for professional services                           --         67,954

Exercise of options for cash                        --         45,000

Note receivable secured by common
stock                                               --             --

Issuance of common stock in
satisfaction of officers' accrued
compensation                                        --        160,000

Compensation charges in connection
with issuance of options                            --         82,000

Net loss for  year                                  --     (1,010,110)
                                           -----------    -----------
Balance at December 31, 1999               $      (158)   $  (219,676)
                                           ===========    ===========




                               See accompanying notes to financial statements.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                                      (NOTE 11)
--------------------------------------------------------------------------------


FOR THE YEARS ENDED DECEMBER 31,                                                 1999                 1998
--------------------------------                                                 ----                 ----
OPERATING ACTIVITIES:
   Net loss                                                                 $(1,010,110)        $  (580,966)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                             57,423              68,502
       Issuance of common stock in exchange for professional
         services                                                                67,954              78,999
       Stock option and warrant compensation                                     82,000                  --
       Loss on disposal of fixed assets and leasehold
         improvements                                                                --               5,000
       Decrease (increase) in accounts receivable                                16,251             (18,529)
       Decrease (increase) in inventories                                        75,769             (22,491)
       (Increase) in prepaids and other                                              --              27,542
       Decrease (increase) in deposits and other                                   (803)              6,402
       Increase in accounts payable                                             163,865              29,755
       (Decrease) increase in accrued expenses and other                        (26,886)            239,365
                                                                            -----------         -----------
Total adjustments                                                               435,573             414,545
                                                                            -----------         -----------
Cash used in operating activities                                              (574,537)           (166,421)
                                                                            -----------         -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                         (20,428)                 --
                                                                            -----------         -----------
Cash used in investing activities                                               (20,428)                 --
                                                                            -----------         -----------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                       --             208,714
   Payments of notes payable                                                   (110,689)           (107,657)
   Purchase of treasury stock                                                        --                (158)
   Proceeds from issuance of common stock and options                           714,170              63,454
                                                                            -----------         -----------
Cash provided by financing activities                                           603,481             164,353
                                                                            -----------         -----------
Net increase (decrease) in cash                                                   8,516              (2,068)
Cash at beginning of year                                                         1,145               3,213
                                                                            -----------         -----------
Cash at end of year                                                         $     9,661         $     1,145
                                                                            ===========         ===========
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                                   $    39,050         $    30,759
                                                                            ===========         ===========



                               See accompanying notes to financial statements.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT     Organization and Business
        ACCOUNTING
        POLICIES                   International Foam Solutions, Inc, ("the
                                   Company"), was incorporated in May of 1993 to distribute a patented recycling technology for polystyrenes. Pursuant to the patent, the Company has developed a product called "Styro
                                   Solve" which reduces polystyrenes.
                                   Additionally, the Company has developed a variety of machines for the application of Styro Solve, and methods of recycling both the Styro Solve and the "polygel" which results from the reduction of polystyrenes.

                                   During 1999, three customers accounted for 48% of the Company's sales. Substantially all the Company's 1998 sales were to two companies.

                                   Use of Estimates

                                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   At December 31, 1999, a significant portion of inventory is in excess of the Company's requirements based on its recent level of sales. Management has developed a program to reduce this inventory to desired levels during 2000 and believes no loss will be incurred on its disposition. No estimate can be made of a range of amounts of loss that are reasonably possible should the program not be successful.

                                   Inventories

                                   Inventories consist principally of finished goods and are stated at the lower of cost or market. Cost is determined using the average cost method.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   Property and Equipment

                                   Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight line basis based on the estimated useful lives of the respective assets, generally 5 to 15 years.

                                   Patents

                                   Patent costs consist principally of
                                   associated legal fees and are capitalized and amortized over their expected useful lives not to exceed estimated legal lives of 17 years.

                                   Fair Value of Financial Instruments

                                   The Company's financial instruments consist principally of cash, accounts and notes payable and accrued expenses. The carrying amounts of such financial instruments as reflected in the accompanying balance sheet approximate their estimated fair value. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                                   Revenue Recognition

                                   Product sales revenue is generally recognized when goods are shipped. License fees are recognized over the period that the Company is obligated to perform services, if any.

                                   Income Taxes

                                   The Company accounts for income taxes
                                   pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   Earnings Per Share

                                   Basic earnings per share excludes dilution and is computed by dividing income or loss available to common shares outstanding for the period by the weighted average of common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share in accordance with the Accounting Principles Board ("APB") Opinion No. 15.

                                   For each calendar year 1999 and 1998, the Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants have been excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

                                   Asset Impairment

                                   The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of its assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets. Impairments are recognized as a charge to operations when the expected future operating cash flows to be derived from such intangible assets are less than their carrying values.

                                   Recent Accounting Pronouncements

                                   In June 1999, the Financial Accounting
                                   Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   accounting and reporting standards for
                                   derivative instruments and for hedging
                                   activities. It requires that an entity
                                   recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The statement, as amended, applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not engage in derivative instrument transactions or hedging activities in any periods presented in the financial statements and management does not expect this statement to have a material impact on the Company's financial position, results of operations, or cash flows.

2. LIQUIDITY                       The accompanying financial statements have
                                   been prepared assuming the Company will
                                   continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

                                   During the latter part of 1997, 1998 and 1999, the Company experienced protracted litigation which diverted management's efforts from its core business, and effectively curtailed the Company's marketing programs. The Company has been in settlement negotiations to reduce the quantity of outstanding litigation and the threat of any potentially adverse findings. Management believes that resolving many of these matters through settlements will enable it to focus much more of its attention on sales and to spend more of its time on sales activities. Management believes that with the increased time spent on marketing efforts, increased sales will result. Since it will be mostly an increase of time spent by management which will be utilized in marketing and sales activities as opposed to increased costs for, among other things, advertising, the Company does not foresee the need for substantial, additional capital to perform such increased marketing and sales activities. In the event that substantial, additional capital is required, however, the Company would be required to seek outside funding mechanisms,

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   of which no assurances can be given that any funding would be made available to the Company or if made available, on terms satisfactory to the Company. During 1999 certain aspects of the previously mentioned litigation were resolved and the Company was able to refocus and continue its marketing efforts.

                                   Over the past three months, the Company has received a number of RFPs (Request For Proposal) which are essentially requests by school boards, corporations, etc., for bids from vendors, for certain products and services, which, in the Company's case, is for the polystyrene recycling needs of the potential customer. It has been the Company's experience that RFPs are normally submitted after on site testing and are required for new, specific items to be purchased by larger local, county and state agencies.

                                   The Company has recently received RFPs from potential customers that include multiple school districts and large corporations with in-house cafeterias. These customers are either currently testing the Styro Solve System or are scheduled to begin testing the Styro Solve System within the next 180 days. School districts, unlike commercial businesses, often have three different budget periods with different fiscal year ends (June 30, September 30 and December 31). The Styro Solve System is currently being considered for the Food Service Budget for certain school districts June 30 budgets and if approved, will begin related shipments in the third and fourth quarters of the year 2000.

                                   The Company has provided live demonstrations to a number of potential customers and has received further interest, some of whom have informed the Company that they are allocating funds for the Stryo Solve System in their budgets. No assurances can be given that any such potential customers will in fact order the Company products.

                                   The Company anticipates, based on current plans and assumptions relating to revenues from operations, that revenues from operations and additional third party funding or investment, if available, will be sufficient to satisfy the Company's estimated cash requirements to continue its operations for the foreseeable future.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   The Company believes that the Styro Solve
                                   System is the only economical, closed loop, polystyrene recycling process available in the world today.

                                   The Company has no firm current arrangements with respect to, or sources of, additional financing. There can be no assurance that any such additional financing will be available to the Company, and if available, will enable the Company to attain profitable operations or continue as a going concern. Through December 31, 1999, the Company has incurred losses since inception totaling $6,178,421 and has negative working capital aggregating $478,419 as of December 31, 1999. In addition, the Company is in violation of certain of its loan covenants and has classified such debt as current.

                                   On February 2, 2000, the Company borrowed
                                   $100,000 from an individual, bearing interest at 15%, payable within the next twelve months. The note is unsecured and the holder of the note has the option to convert it into the Company's common stock for the price of $.10 per share on or before the due date of the note.

3. PROPERTY AND EQUIPMENT          Property and equipment is comprised of the
                                   following:

                                   DECEMBER 31,                              1999
                                   -------------------------------------------------

                                   Warehouse equipment                    $ 111,869
                                   Office furniture                          64,415
                                   Computer hardware and equipment           50,118
                                   Field demonstration units                 63,261
                                   Vehicles                                  24,353
                                   -------------------------------------------------
                                                                            314,016
                                   Less accumulated depreciation           (131,608)
                                   -------------------------------------------------
                                                                          $ 182,408
                                   =================================================


                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4. INCOME TAXES                    At December 31, 1999, the Company had Federal
                                   net operating loss carryforwards of
                                   approximately $5,418,000 for income tax
                                   purposes. The net operating losses expire in varying amounts to 2019. Realization of any portion of the approximate $2,119,000 net deferred tax asset at December 31, 1999, resulting primarily from the net operating loss carryforward, is not considered more likely than not by management and, accordingly, a valuation allowance has been established for the full amount of such deferred asset.

                                   The net deferred tax asset is comprised of the following:

                                   DECEMBER 31,                                                             1999
                                   -------------------------------------------------------------------------------
                                   Deferred tax assets:
                                      Net operating loss carryforward                             $    2,039,000
                                      Allowance for bad debts                                             14,000
                                      Inventory capitalization                                            24,000
                                      Accrued expenses                                                    31,000
                                      Other                                                               31,000
                                   -------------------------------------------------------------------------------
                                                                                                       2,139,000
                                   -------------------------------------------------------------------------------
                                   Deferred tax liability:
                                      Depreciation                                                       (20,000)
                                   -------------------------------------------------------------------------------
                                   Net deferred tax asset                                              2,119,000
                                   Deferred tax asset valuation allowance                             (2,119,000)
                                   -------------------------------------------------------------------------------

                                   Net deferred tax asset                                         $           --
                                   ===============================================================================


                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5. NOTES PAYABLE                  The Company's notes payable consists of the
                                  following:

                                  December 31,                                                       1999
                                  --------------------------------------------------------------------------
                                  Equipment note payable in monthly installments of
                                  $3,030 including principal and interest at a fixed rate
                                  of 6.5%, maturing July 1, 2004, collateralized by
                                  equipment.  The Company is in default under the terms
                                  of this loan and in violation of certain covenants.         $   177,800

                                  Shareholder loan payable in monthly principal
                                  installments of $5,000 and interest computed at prime
                                  rate (9.5% at December 31, 1999) due on March 1, 2001            67,746

                                  Equipment loan payable in monthly installments of
                                  $3,555 including principal and interest, maturing in
                                  June 2003. (42% at December 31, 1999)                            87,917

                                  Shareholder loans, principal and interest due 90 days
                                  after date of note.  All loans are past due and accrue
                                  interest at a 10% annual fixed rate.                             30,898

                                  Related party loan, principal and interest due 90 days
                                  after date of note.  Loan is past due and accrues
                                  interest at a 10% annual fixed rate                              20,000
                                  --------------------------------------------------------------------------
                                                                                                  384,361
                                  Less current maturities                                        (303,255)
                                  --------------------------------------------------------------------------
                                                                                              $    81,106
                                  ==========================================================================


                                   At December 31, 1999 annual maturities of notes payable approximate the following:

                                                                                                     AMOUNT
                                  ----------------------------------------------------------------------------
                                      2000                                                    $     303,255
                                      2001                                                           28,511
                                      2002                                                           29,622
                                      2003                                                           22,973
                                  ----------------------------------------------------------------------------
                                                                                              $     384,361
                                  ============================================================================

--------------------------------------------------------------------------------
                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   As discussed in Note 7, the Company is a guarantor for two shareholders' loans to the bank. During 1999, both the shareholders and the Company (as guarantor) were in default. In this connection, the Company and its shareholders entered in a forbearance agreement with the bank on June 19, 1999. Among other things, the forbearance agreement provides for the collateralization of all of the Company's assets and a rescheduling of the amounts due. The accompanying financial statements give effect to the forbearance agreement.

6.      COMMITMENTS AND            Leases
        CONTINGENCIES
                                   The Company occupies premises under a
                                   month-to-month lease for $1,000 a month with HKI, Inc., a related party.

                                   Rent expense for years ended December 31, 1999 and 1998 were $41,700 and $52,200, respectively. During May 1999 the Company's old lease for its facility and office space was terminated, and the Company entered into a new month-to-month lease of $1,000 per month. In connection with the Company's lease termination, the Company settled with the landlord for the balance of the rent relating to the unexpired lease term.

                                   Employment Agreements

                                   On October 1, 1996, the Company entered into employment agreements with two officers of the Company. Each agreement provides for a term of five years renewable annually upon mutual consent, with base annual salaries for the two officers aggregating approximately $250,000. These employment agreements provide that the officers may receive an incentive bonus based upon performance. In October 1997, such agreements were modified to reduce annual salaries to $160,000. On November 1, 1999, the agreements were modified to increase total annual salaries to $175,500. In connection with these employment agreements, in 1999, the Company recorded bonus expense in the amount of $24,650. In January 2000, in exchange for a bonus relating to 1999, the Company issued 379,290 shares of common stock valued at $.065 per share which represents the market value of the common

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   stock at the date the bonus was granted.

                                   On April 5, 1999, the Company entered into an employment agreement with its chief operating officer. The agreement provides for a term of three years with base annual salary of $50,000 subject to salary revision every six months. On November 1, 1999, the annual salary was increased to $75,000. Under the terms of the agreement, the chief operating officer is entitled to a performance bonus based on sales and earnings (as defined). In connection with this agreement, the Company issued 1,150,000 options to purchase the Company's common stock over five years at exercise prices ranging from $0.10 to $1.00, of which 450,000 options were exercised during 1999. In connection with this employment agreement, in 1999, the Company recorded bonus expense in the amount of $17,550. In January 2000, in exchange for a bonus relating to 1999, the Company issued 270,000 shares of common stock valued at $.065 per share which represents the market value of the common stock at the date the bonus was granted.

                                   Legal Proceedings

                                   The Company is involved in several legal proceedings for which the accompanying balance sheet as of December 31, 1999, includes accrued legal settlements of $83,000. The proceedings are as described below:

                                   (1)     Greenfield v. International Foam
                                           Solutions, Inc., et al., case no.
                                           98-005083 in Palm Beach Circuit
                                           Court, Palm Beach County, Florida.
                                           Leo Greenfield is an alleged Company
                                           stockholder who sued the Company for,
                                           among other things, breach of
                                           fiduciary duty and related causes of
                                           action. He has also sought to appoint
                                           a receiver for the corporation. He
                                           claims that many IFS transactions
                                           involved conflicts of interest and
                                           seeks to void same. The matter is in
                                           the discovery phase of the
                                           litigation. No trial dates have been
                                           set. The Company and Mr. Greenfield
                                           have reached a verbal agreement to
                                           fully resolve the matter, however, no
                                           written agreements have been executed
                                           although they have been sent to Mr.
                                           Greenfield for his signature several
                                           months ago. The Company intends to
                                           continue to vigorously defend this

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                           matter in the event that settlement
                                           documents are not executed. No amount
                                           of claim has been asserted, the
                                           Company and counsel believes that IFS
                                           will be successful in defending this
                                           matter.

                                   (2)     Florida First Capital Finance
                                           Corporation v. International Foam
                                           Solutions, Inc., et al., case no.
                                           C1099-371-35, Orange County Circuit
                                           Court, Orange County, Florida. In
                                           January 1999, the plaintiff sued the
                                           Company alleging that it is in
                                           default of a promissory note in the
                                           principal amount of $200,000. The
                                           Company contends it does not owe the
                                           full amount allegedly past due. The
                                           proceeding is in the discovery phase.
                                           No trial dates have been set. The
                                           Company has recorded the outstanding
                                           amount due of the promissory note on
                                           the accompanying balance sheet as of
                                           December 31, 1999.

                                   (3)     Keefer v. International Foam
                                           Solutions, Inc., case no. 98-006525,
                                           Palm Beach County, Florida, Circuit
                                           Court. Mr. Keefer is a former
                                           employee who has sued the Company for
                                           alleged breach of an employment
                                           contract. Mr. Keefer claims he is
                                           entitled to a severance pay in the
                                           amount of approximately $56,000 under
                                           an employment contract because he
                                           alleges he was terminated without
                                           cause. However, it is the Company's
                                           position that Mr. Keefer walked off
                                           the job and effectively quit, and
                                           accordingly, is not entitled to any
                                           severance under the employment
                                           agreement. In February 2000, the
                                           Company settled this matter. The
                                           settlement requires that the Company
                                           issue restricted stock to the
                                           Plaintiff and make certain payments
                                           over the course of less than one
                                           year. The exact terms of the
                                           settlement are confidential by
                                           agreement of the parties.

                                   (4)     D'Agostino v. International Foam
                                           Solutions, Inc., case no. 98-6523 AB,
                                           Palm Beach County, Florida Circuit
                                           Court. Mr. D'Agostino is a former
                                           employee who has sued the Company for
                                           breach of an employment contract.
                                           D'Agostino claims he is entitled to a
                                           severance pay in the amount of
                                           approximately $42,000 under an
                                           employment contract because he

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                           alleges he was terminated without
                                           cause. However, the Company
                                           terminated D'Agostino with cause and
                                           accordingly, D'Agostino was not
                                           entitled to the severance under the
                                           employment agreement. In February
                                           2000, the Company settled this
                                           matter. The settlement requires that
                                           the Company issue restricted stock to
                                           the Plaintiff and make certain
                                           payments over the course of less than
                                           one year. The exact terms of the
                                           settlement are confidential by
                                           agreement of the parties.

                                   (5)     Dichiara v. International Foam
                                           Solutions, Inc., case number CL
                                           98-9930 AH, in the Palm Beach County
                                           Florida Circuit Court. Mr. Dichiara
                                           is a former employee who has sued the
                                           Company for, among other things,
                                           alleged breach of an employment
                                           contract. Dichiara claims he is
                                           entitled to severance pay in the
                                           amount of approximately $80,000 under
                                           the employment contract because he
                                           alleges he was terminated without
                                           cause. However, the Company contends
                                           that it entered into a new agreement
                                           with Dichiara to be employed in a
                                           different capacity, which was treated
                                           as a novation of the former agreement
                                           with Dichiara, and as such Dichiara
                                           was not entitled to the severance
                                           under the former employment
                                           agreement. A trial has been scheduled
                                           for November 2000, and will be
                                           vigorously defended by the Company.

                                   (6)     Ecological Technologies, Inc., v.
                                           International Foam Solutions, Inc.,
                                           case number 98-003218 in the Palm
                                           Beach County, Florida Circuit Court.
                                           The Plaintiff sued the Company for
                                           breach of a promissory note and is
                                           attempting to foreclose on certain
                                           Japanese patent rights of the Company
                                           which were pledged as collateral for
                                           the note. A judgment was entered
                                           against the Company in the amount of
                                           approximately $11,000, which the
                                           Company has paid in full. The
                                           plaintiff also sued the Company for
                                           damages due to its allegation that
                                           the Company is doing business in
                                           Japan, where the plaintiff claims it

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                           has exclusive territorial rights, a
                                           claim which the Company denies. No
                                           trial date has been set and the
                                           parties will engage in discovery on
                                           this separate claim for damages. The
                                           Company will vigorously defend this
                                           lawsuit.

                                   (7) Robert Kauffman v. International Foam Solutions, Inc., et al., case number 99012968, in the Broward County Florida Circuit Court. Mr. Kauffman, who has alleged that he was the former CEO of the Company has sued the Company for, among other things, breach of an employment agreement, claiming damages in excess of
                                           $150,000 resulting from the Company's
                                           alleged breach of the employment
                                           agreement. It is the Company's
                                           position that Mr. Kauffman, although
                                           he executed the agreement, never
                                           activated the contract or assumed the
                                           role of CEO and otherwise materially
                                           failed to perform under the
                                           agreement. This case is in the
                                           discovery phase and the Company
                                           intends to vigorously defend this
                                           matter. In this connection, the
                                           Company does not believe it has any
                                           obligations to Mr. Kauffman.
                                           Accordingly, it is too early for
                                           management to assess the likelihood
                                           of success, therefore no amounts have
                                           been accrued as of December 31, 1999.

                                   (8)     Waterview Resolution Corp. ("WRC").
                                           WRC has sent the Company a demand
                                           letter seeking the payment of $11,167
                                           which WRC claims is a deficiency
                                           balance owed by the Company when WRC
                                           sold certain equipment in connection
                                           with an alleged default of an
                                           equipment lease. The Company denies
                                           that any sums are due under any lease
                                           agreement. The parties have not
                                           engaged in any settlement discussions
                                           and no claim has been filed, although
                                           WRC still claims such amount is due.
                                           Accordingly, it is too early for
                                           management to assess the likelihood
                                           of success, and therefore no amounts
                                           have been accrued.

                                   The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business, including those pertaining to product liability, environmental, safety and health, and

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   employment matters. The Company records
                                   liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

7.  RELATED PARTY TRANSACTIONS     The Company entered into an agreement with
                                   HKI, Inc. ("HKI") in a prior year, a company related through common ownership. Under the agreement, HKI acquired and resold the Styro
                                   Solve solution to the Company. In
                                   consideration for the solution HKI received a bottling fee of 5% to 10% of the cost of the solution depending on the volume of the purchases. Included in cost of sales for the year ended December 31, 1998 is approximately
                                   $4,000, pursuant to this agreement. In
                                   addition, $11,727 was owed to HKI at December
                                   31, 1999.

                                   The Company has borrowed funds from two
                                   shareholders with a balance at December 31, 1999 of $30,898. The notes accrue interest at a rate of 10% and are currently past due. Additionally, the same shareholders loaned money to the Company, which they received from a line of credit with a commercial bank. At December 31, 1999, the balance of the loan was $67,746. Under the terms of the agreement with the commercial bank, the Company is guarantor of the amounts due to the bank by the two shareholders. In addition, substantially all assets of the Company are collateral for the loan.

8. STOCKHOLDERS' EQUITY            During 1999, the Company issued 4,142,066
   (DEFICIT)                       shares of common stock in private placement
                                   raising proceeds of $669,170. Additionally,
                                   600,000 shares of stock were issued to two officers for services rendered aggregating
                                   $160,000.

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   Between April 1, 1999 and July 31, 1999, the
                                   Company issued to an officer, options to purchase 1,150,000 shares of the Company's common stock at prices ranging from $.10 to $1.00 (Note 6). In connection with the issuance of these options, the Company recorded a compensation charge with a corresponding credit to paid in capital in the amount of $82,000. The options vest from April 1999 to April 2002 and have expiration dates ranging from July 1999 to April 2004. The Company valued these options using the Black-Scholes Method. 450,000 options were exercised during the year ended December 31, 1999.

                                   During 1999, the Company issued 172,842
                                   shares of stock to individuals and
                                   consultants for services rendered. In
                                   connection with the issuance of the shares, the Company recorded a charge to consulting fees with a corresponding credit to paid-in capital in the amount of $67,954. Additionally, 1,888,525 shares of common stock were issued to investors; such amount is recorded as a note receivable of $307,210.

                                   During 1998, the Company issued 139,211
                                   shares of common stock raising proceeds of $63,454. The Company issued 270,000 shares of stock to individuals and consultants for services rendered. In connection with the issuance of the stocks, the Company recorded a charge to consulting fees with a corresponding credit to paid-in capital in the amount of $78,999. Additionally, 25,000 shares of common stock were issued at $0.40 per share; such amount is recorded as a subscription receivable of $10,000.

                                   On January 20, 2000, the Company's Board of
                                   Directors authorized the increase of the number of common shares to 50,000,000.

9. STOCK BASED COMPENSATION        The Company applies Accounting Principles
                                   Board ("APB") Opinion No. 25, ACCOUNTING FOR
                                   STOCK ISSUED TO EMPLOYEES, and related
                                   interpretations in accounting for
                                   options/warrants issued to employees. Under
                                   APB Opinion 25, because the exercise price of the Company's employee options/warrants was

                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   equal to or greater than the market price of the underlying stock on the date of grant, no compensation cost was recognized.

                                   SFAS No. 123, Accounting for Stock-Based
                                   Compensation, requires the Company to provide pro forma information regarding net income
                                   (loss) as if compensation costs for the
                                   options/warrants issued to employees had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each option/warrant issued at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants for the periods below:

                                                                                          1999          1998
                                  For the years ended December 31,
                                  ----------------------------------------------------------------------------
                                  Dividend yield                                          NONE           N/A
                                  Expected volatility                                   46.10%           N/A
                                  Risk-free interest rates                               5.58%           N/A



                              A summary of the status of the Company's warrants as of December 31, 1999 and 1998, and changes during the periods ending on those dates, as presented below:

                                                               DECEMBER 31, 1999            DECEMBER 31, 1998
                                                           ---------------------------   -------------------------
                                                                             WEIGHTED                    WEIGHTED
                                                                              AVERAGE                     AVERAGE
                                                                             EXERCISE                    EXERCISE
                                                               SHARES           PRICE         SHARES        PRICE
                      ----------------------------------------------------------------------------------------------
                      Outstanding at beginning
                          of the period                     2,993,154       $    2.37      2,993,154     $   2.37
                      Granted                                      --              --             --           --
                      Exercised                                    --              --             --           --
                      Forfeited                                    --              --             --           --
                      ----------------------------------------------------------------------------------------------
                      Outstanding at the
                          end of the period                 2,993,154       $    2.37      2,993,154     $   2.37
                      ----------------------------------------------------------------------------------------------
                      Warrants exercisable at
                           the end of the period            2,993,154       $    2.37      2,993,154     $   2.37

                      Weighted average fair value of
                          warrants granted during the
                          period                                   --       $      --             --     $     --
                      ==============================================================================================


                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                   The following table summarizes information about the warrants outstanding at
                                   December 31, 1999.

                                                                 WARRANTS OUTSTANDING             WARRANTS EXERCISABLE
                                                          ------------------------------------   -----------------------
                                                                          WEIGHTED
                                                                           AVERAGE    WEIGHTED                WEIGHTED
                                                              RANGE OF    REMAINING   AVERAGE                 AVERAGE
                                                              EXERCISE   CONTRACTUAL  EXERCISE     NUMBER     EXERCISE
                                                                PRICES       LIFE      PRICE    EXERCISABLE    PRICE
                                  ----------------------------------------------------------------------------------------

                                  December 31, 1999         $1.50 - $3.75    1.33     $ 2.37     2,993,154    $   2.37


                                   A summary of the status of the Company's options as of December 31, 1999 and changes during the year then ended is presented below:

                                                                                              DECEMBER 31, 1999
                                                                                        -------------------------------
                                                                                                              WEIGHTED
                                                                                                               AVERAGE
                                                                                                              EXERCISE
                                                                                               SHARES            PRICE
                                   --------------------------------------------------------------------------------------
                                   Outstanding at beginning of the period                          --      $        --
                                   Granted                                                  1,150,000              .38
                                   Exercised                                                 (450,000)            (.10)
                                   Forfeited                                                       --               --
                                   --------------------------------------------------------------------------------------
                                   Outstanding at the end of the period                       700,000      $       .57
                                   --------------------------------------------------------------------------------------
                                   Options exercisable at the end of the                      150,000      $       .20
                                   period

                                   Weighted average fair value of options
                                       granted during the period                                   --      $       .11
                                   ======================================================================================


                                            INTERNATIONAL FOAM SOLUTIONS, INC.

                                                 NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                   The following table summarizes information about the options outstanding at December 31, 1999.

                                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                                          -------------------------------------  -----------------------
                                                                          WEIGHTED
                                                                           AVERAGE    WEIGHTED                 WEIGHTED
                                                           RANGE OF      REMAINING     AVERAGE                  AVERAGE
                                                           EXERCISE    CONTRACTUAL    EXERCISE        NUMBER   EXERCISE
                                                             PRICES           LIFE       PRICE   EXERCISABLE      PRICE
                                  ----------------------------------------------------------------------------------------
                                  December 31, 1999       $.20 - $1.00        2.67     $   .57       150,000    $   .20


                                   Under the accounting provisions of FASB
                                   Statement No. 123, the Company's net loss and loss per share would have been as follows:


                                 FOR THE YEARS ENDED DECEMBER 31,                          1999            1998
                                 -------------------------------------------------------------------------------
                                 Pro forma net loss
                                     As reported                                  $  (1,010,110)    $ (580,966)
                                     Pro forma                                       (1,058,110)      (580,966)

                                 Pro forma net loss per common share - basic
                                     and dilutive
                                          As reported                                      (.07)          (.07)
                                          Pro forma                                        (.07)          (.07)



11. NON-CASH FINANCING           During 1999, the Company issued 600,000 shares
                                 of common stock as satisfaction of accrued 1998 officers' compensation of approximately
                                 $160,000. Cash paid for interest aggregated
                                 $39,100 and $30,800 in December 31, 1999 and
                                 1998, respectively.