Form 10QSB
period 2000-03-31
INTERNATIONAL FOAM SOLUTIONS INC
filed 2000-06-06
CIK 1088571

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,2000

                       INTERNATIONAL FOAM SOLUTIONS, INC.

              FLORIDA                                           65-0412538
---------------------------------                        ----------------------
  (State or other jurisdiction)                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

 1885 SOUTHWEST 4TH AVENUE, BUILDING B-3, DELRAY BEACH, FLORIDA      33444
----------------------------------------------------------------   -------------
            Address of principal executive offices                 (Zip code)

                                 (561) 272-6900
               --------------------------------------------------
               Registrant's telephone number, including area code

(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days

1. [X] Yes [ ] No     2. [ ] Yes  [X] No

As of May 26, 2000, there were 18,339,252 shares outstanding of issuer's common stock.

                       INTERNATIONAL FOAM SOLUTIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                          PAGE
                                                          ----

Balance Sheet                                              3
Statements of Operations                                   4
Statements of Cash Flows                                   5
Notes to Financial Statements                              6

PART 1 - FINANCIAL STATEMENTS

                       INTERNATIONAL FOAM SOLUTIONS, INC.

                                                                                       Balance Sheet
                                                                                         (Unaudited)
MARCH 31,                                                                                       2000
-----------------------------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                                                     $ 23,323
   Accounts receivable, net of $32,000 allowance for doubtful accounts                        12,415
   Inventories                                                                               330,540
   Prepaid expenses and other current assets                                                  12,159
-----------------------------------------------------------------------------------------------------
Total current assets                                                                         378,437
Property and equipment, net                                                                  171,496
Patents, less accumulated amortization of $99,106                                            135,165
Deposits and other                                                                            19,526
-----------------------------------------------------------------------------------------------------
                                                                                            $704,624
-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficit
Current Liabilities
   Current maturities of notes payable                                                      $375,991
   Accounts payable                                                                          301,802
   Accrued payroll                                                                            89,364
   Accrued legal settlement                                                                   43,449
   Other accrued expenses                                                                     58,116
-----------------------------------------------------------------------------------------------------
Total current liabilities                                                                    868,722
Notes payable, less current portion                                                           73,360
-----------------------------------------------------------------------------------------------------
Total liabilities                                                                            942,082
-----------------------------------------------------------------------------------------------------

Stockholders' deficit
Common stock, par value $.01, 50,000,000 shares authorized,
   18,339,252 shares issued and outstanding                                                  183,393
Additional paid-in capital                                                                 6,238,032
Accumulated deficit                                                                       (6,356,515)
Note receivable secured by 1,913,525 shares of common stock                                 (302,210)
Treasury stock, at cost (39,764 shares)                                                         (158)
-----------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                                 (237,458)
-----------------------------------------------------------------------------------------------------
                                                                                            $704,624
-----------------------------------------------------------------------------------------------------



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       INTERNATIONAL FOAM SOLUTIONS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       FOR THE        FOR THE
                                                                         THREE          THREE
                                                                        MONTHS         MONTHS
                                                                         ENDED          ENDED
                                                                     MARCH 31,      MARCH 31,
                                                                          2000           1999
----------------------------------------------------------------------------------------------
SALES                                                                  $34,099        $12,808

COST OF SALES                                                           22,969          7,437
----------------------------------------------------------------------------------------------
GROSS PROFIT                                                            11,130          5,371
----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE                                 167,213        209,474
   DEPRECIATION                                                         14,357         14,357
----------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                               181,570        223,831

INTEREST EXPENSE                                                         7,654          3,843
----------------------------------------------------------------------------------------------
NET (LOSS)                                                         $  (178,094)   $  (222,303)
----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                      17,524,265      9,380,997

NET (LOSS) PER COMMON SHARE                                               (.01)          (.02)
----------------------------------------------------------------------------------------------




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       INTERNATIONAL FOAM SOLUTIONS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE             FOR THE
                                                                                      THREE               THREE
                                                                               MONTHS ENDED        MONTHS ENDED
                                                                                  MARCH 31,           MARCH 31,
                                                                                       2000                1999
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   NET LOSS                                                                    $   (178,094)       $   (222,303)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH (USED IN) OPERATING ACTIVITIES:
       BAD DEBTS                                                                         --                  --
       DEPRECIATION AND AMORTIZATION                                                 14,357              14,357
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                    (3,060)             25,499
       DECREASE IN INVENTORIES                                                       13,251               4,392
       (INCREASE) DECREASE IN DEPOSITS AND OTHER                                       (695)               (674)
       (DECREASE) INCREASE IN ACCOUNTS PAYABLE                                       34,403             (48,338)
       INCREASE (DECREASE) IN ACCRUED EXPENSES AND OTHER                             32,246              40,704
----------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                                    90,502              35,940
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (87,592)           (186,363)
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   REDUCTION IN NOTES RECEIVABLE                                                     15,000                  --
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   PROCEEDS FROM NOTES PAYABLE                                                      100,000                  --
   PAYMENTS OF NOTES PAYABLE                                                        (13,746)            (35,951)
   PURCHASE OF TREASURY STOCK                                                            --                  --
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                --             312,724
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            86,254             276,773
----------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                 13,662              90,410
CASH AT BEGINNING OF PERIOD                                                           9,661               1,145
----------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                              $ 23,323            $ 91,555
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR INTEREST                                                          $  7,654            $  3,843
   CASH PAID FOR TAXES                                                             $     --            $     --
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL NON-CASH TRANSACTIONS:
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF ACCRUED
     COMPENSATION                                                                  $118,161            $160,000
----------------------------------------------------------------------------------------------------------------
   ISSUANCE OF COMMON STOCK IN LIEU OF PAYMENT OF NOTE
     PAYABLE                                                                       $ 21,263            $     --
----------------------------------------------------------------------------------------------------------------
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF ACCRUED
     LEGAL SETTLEMENT                                                              $  5,886            $     --
----------------------------------------------------------------------------------------------------------------

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                       INTERNATIONAL FOAM SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

         The following reconciles the components of the earnings per share (EPS) computation.

                                 For the three months ended March 31, 2000        For the three months ended March 31, 1999
                                ---------------------------------------------    ---------------------------------------------
                                         Loss           Shares     Per Share             Loss            Share      Per Share
                                  (Numerator)    (Denominator)        Amount      (Numerator)    (Denominator)         Amount
------------------------------- -------------- ---------------- ------------- -- ------------- ---------------- --------------
Loss per common share-basic        $(178,094)       17,524,265         (.01)       $(222,303)        9,380,997       $  (.02)
   and diluted
------------------------------- -------------- ---------------- ------------- -- ------------- ---------------- --------------



Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3. NOTES PAYABLE

         On February 2, 2000, the Company borrowed $100,000 from an individual, bearing interest at 15%, payable on or before February 1, 2001. The note is unsecured and the holder of the note has the option to convert it into the Company's common stock at a price of $.10 per share on or before the due date of the note.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS.

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS.

         This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the growth strategies of International Foam Solutions, Inc. (the "COMPANY"), (b) anticipated trends in the Company's industry, (c) the Company's future financing plans and (d) the Company's ability to obtain financing and continue operations.

         In addition, when used in this Quarterly Report, the words "believes," "anticipates," "intends," "in anticipation of," and similar words are intended to identify certain forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through March 31, 2000, the Company has incurred losses totaling $6,356,515, is in default of its debt and has not had significant sales, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         As previously reported in its Form 10-KSB ("FORM 10-KSB") for the year ended December 31, 1999, the Company needed to increase the sales of the Company's product and raise additional capital to continue its operations. Management believes that significant resources will be available from private and public sources in 2000 to continue the marketing of its product. Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to increase its sales and/or to raise new capital will have a material adverse effect on the Company's ability to continue its operations and financial condition and on its ability to continue as a going concern. See "Management's Plan of Operations and Discussion and Analysis - Liquidity and Capital Resources."

         SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES

         Sales increased by approximately $21,000 from the comparable period in 1999. This increase which in absolute dollars is not a significant increase over prior period, is partially attributable to the increased sales activity by management.

COST OF SALES

         The increase in cost of sales is consistent with the increase in sales. The gross profit margin decreased by 9%, which was as a result of the higher cost of sales and the mix of product sold. However, as compared to the year ended December 31, 1999, the gross profit margin improved approximately by 8%.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses decreased in the three months ended March 31, 2000 by approximately $42,000 over the comparable period in 1999. The decrease is primarily attributable to the net effect of a reduction in professional fees of $11,000, reduction in officers salaries of $60,000 and an increase of $29,000 in printing and other advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2000, the net cash used in operating activities aggregated $90,502. This was largely attributable to an increase in cost of sales and certain operating expenses and an increase in accounts payable and accrued expenses. The Company's net cash provided by financing activities aggregated $86,254 during the three months ended March 31, 2000, consisting of net proceeds from notes payable.

Since inception, the Company has relied principally upon the proceeds of private equity financings/loans to fund its working capital requirements and capital expenditures. No significant revenues from operations have been generated to date.

The Company must obtain additional capital in order to increase marketing and sales efforts. The Company intends to raise additional capital through the issuance of common stock, loans, and/or to enter into arrangements for such purposes with third parties. There is no assurance that the Company will be able to raise such additional capital or that, if available, the terms of such financing will be commercially acceptable to the Company.

CAPITAL EXPENDITURES

No significant capital additions were made during the comparable periods in 2000 and 1999.

INFLATION

The Company has not been materially affected by the impact of inflation.

YEAR 2000 COMPLIANCE

The potential for software failure due to the Year 2000 calculations is a known risk. The Company recognizes the need to ensure that its operations, products and services are not adversely impacted by the Year 2000 risks. The Company has been advised by its major vendors that they are Year 2000 compliant. The Company does not anticipate any significant future costs relating to Year 2000, but continues to monitor the situation for any disruptions, due to Year 2000 related issues. The Company has not had its operations, products or services disrupted with any Year 2000 issues and does not expect any material disruptions related to Year 2000 issues, for the year 2000.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no material changes or new proceedings since the filing of the Registrant's 10-KSB filed with the SEC on June 2, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

IFS incorporates by this referenced the matters previously disclosed in the "Legal Proceedings" section of its 10-SB filed on November 23, 1999 and its 10-KSB filed on June 2, 2000. There have been no material changes in such matters except as disclosed in Item I, Part II above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           International Foam Solutions, Inc.

Dated:   June 6, 2000                      /s/ HARVEY KATZ
                                           ------------------------------------
                                               Harvey Katz, CEO