Form 10QSB
period 2000-06-30
INTERNATIONAL FOAM SOLUTIONS INC
filed 2000-09-07
CIK 1088571

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                       INTERNATIONAL FOAM SOLUTIONS, INC.

             FLORIDA                                 65-0412538
-------------------------------                 ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)

    1885 SOUTHWEST 4TH AVENUE, BUILDING B-3, DELRAY BEACH, FLORIDA   33444
    --------------------------------------------------------------   -----
    Address of principal executive offices                         (Zip code)

                                 (561) 272-6900
               --------------------------------------------------
               Registrant's telephone number, including area code

--------------
(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days 1 [X] Yes [ ] No 2. Yes [X] No [ ]

As of August 31, 2000, there were 18,369,252 shares outstanding of issuer's common stock.

                       INTERNATIONAL FOAM SOLUTIONS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Balance Sheet (Unaudited)                                              3
Statements of Operations (Unaudited)                                   4
Statements of Cash Flows (Unaudited)                                   5
Notes to Financial Statements                                          6

PART 1 - FINANCIAL STATEMENTS

                       INTERNATIONAL FOAM SOLUTIONS, INC.


                                                                                                     Balance Sheet
                                                                                                      (Unaudited)
June 30,                                                                                                  2000
--------                                                                                             -------------
ASSETS
Current
   Cash                                                                                               $      1,954
   Accounts receivable, net of $32,000 allowance for doubtful accounts                                      22,656
   Inventories                                                                                             298,663
   Prepaid expenses and other current assets                                                                15,805
                                                                                                      ------------
Total current assets                                                                                       339,078
Property and equipment, net                                                                                160,586
Patents, less accumulated amortization of $102,551                                                         131,720
Deposits and other                                                                                          19,556
                                                                                                      ------------
                                                                                                          $650,940
                                                                                                      ------------

Liabilities and Stockholders' Deficit
Current Liabilities
   Current maturities of notes payable                                                                    $261,881
   Accounts payable                                                                                        347,130
   Accrued payroll                                                                                         151,757
   Accrued legal settlement                                                                                 39,614
   Other accrued expenses                                                                                   15,182
                                                                                                      ------------
Total current liabilities                                                                                  815,564
Notes payable, less current portion                                                                        253,871

                                                                                                      ------------
Total liabilities                                                                                        1,069,435
                                                                                                      ------------

Stockholders' Deficit

Common stock, par value $.01, 50,000,000 shares authorized,
   18,369,252 shares issued and outstanding                                                                183,693
Additional paid-in capital                                                                               6,241,932
Accumulated deficit                                                                                    (6,556,752)
Note receivable secured by 1,913,525 shares of common stock                                              (287,210)
Treasury stock, at cost (39,764 shares)                                                                      (158)
                                                                                                      ------------

Total stockholders' deficit                                                                              (418,495)

                                                                                                      ------------

                                                                                                      $    650,940
                                                                                                      ============

               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       INTERNATIONAL FOAM SOLUTIONS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                For the           For the           For the          For the
                                                                 Three             Three               Six              Six
                                                                 Months            Months            Months           Months
                                                                 Ended             Ended             Ended            Ended
                                                                June 30,          June 30,          June 30,         June 30,
                                                                  2000              1999              2000             1999
                                                              -----------       -----------       -----------      -----------
SALES                                                         $    32,283       $    20,411       $    61,607      $    33,219

COST OF SALES                                                      13,758            16,870            36,727           24,307
                                                              -----------       -----------       -----------      -----------

GROSS PROFIT                                                       18,525             3,541            24,880            8,912
                                                              -----------       -----------       -----------      -----------

OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE                            190,252           141,676           352,690          351,313
   DEPRECIATION AND AMORTIZATION                                   14,355            14,355            28,712           28,549
                                                              -----------       -----------       -----------      -----------

TOTAL OPERATING EXPENSES                                          204,607           156,031           381,402          379,862

INTEREST EXPENSE                                                   14,155            16,959            21,809           20,802
                                                              -----------       -----------       -----------      -----------

NET (LOSS)                                                    $ (200,237)       $ (169,449)       $ (378,331)      $ (391,752)
                                                              -----------       -----------       -----------      -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                 18,346,505        11,797,927        17,935,385       10,667,204

NET (LOSS) PER COMMON SHARE                                         (.01)             (.01)             (.02)            (.04)
                                                              -----------       -----------       -----------      -----------



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       INTERNATIONAL FOAM SOLUTIONS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        For the            For the
                                                                                          Six                Six
                                                                                      Months Ended        Months Ended
                                                                                         June 30,          June 30,
                                                                                          2000               1999
                                                                                      ------------        ------------
OPERATING ACTIVITIES:
   NET LOSS                                                                            $(378,331)          $(391,752)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH (USED IN) OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                                      28,712              28,549
       (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                        (13,302)              8,849
       DECREASE IN INVENTORIES                                                            45,128              15,221
       (INCREASE) DECREASE IN DEPOSITS AND OTHER                                          (4,371)               (717)
       (DECREASE) INCREASE IN ACCOUNTS PAYABLE                                            83,933             (60,962)
       INCREASE (DECREASE) IN ACCRUED EXPENSES AND OTHER                                  47,870              81,270
                                                                                       ---------           ---------

TOTAL ADJUSTMENTS                                                                        187,970              72,210
                                                                                       ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                                   (190,361)           (319,542)
                                                                                       ---------           ---------

INVESTING ACTIVITIES:
   REDUCTION IN NOTES RECEIVABLE                                                          30,000                  --
                                                                                       ---------           ---------

FINANCING ACTIVITIES:
   PROCEEDS FROM NOTES PAYABLE                                                           160,000                  --
   PAYMENTS OF NOTES PAYABLE                                                              (7,346)            (65,546)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                     --             403,124
                                                                                       ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                152,654             337,578
                                                                                       ---------           ---------

NET INCREASE (DECREASE) IN CASH                                                           (7,707)             18,036
CASH AT BEGINNING OF PERIOD                                                                9,661               1,145
                                                                                       ---------           ---------

CASH AT END OF PERIOD                                                                  $   1,954           $  19,181
                                                                                       ---------           ---------

SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR INTEREST                                                              $  21,809           $  20,802
   CASH PAID FOR TAXES                                                                 $      --           $      --
                                                                                       ---------           ---------

SUPPLEMENTAL NON-CASH TRANSACTIONS:
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF ACCRUED
     COMPENSATION                                                                      $ 118,161           $ 160,000
                                                                                       ---------           ---------
   ISSUANCE OF COMMON STOCK IN LIEU OF PAYMENT OF NOTE
     PAYABLE                                                                           $  21,263           $      --
                                                                                       ---------           ---------
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF ACCRUED
     LEGAL SETTLEMENT                                                                  $   5,886           $      --
                                                                                       ---------           ---------
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF TRADE
     ACCOUNTS PAYABLE                                                                  $   4,200           $      --
                                                                                       ---------           ---------


               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                       INTERNATIONAL FOAM SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted options and warrants outstanding. Dilutive options and warrants have an anti-dilutive effect and are therefore excluded from the calculation.

3. NOTES PAYABLE

         On May 11, 2000, the Company borrowed $60,000, bearing interest at 10%, payable on or before August 31, 2000. The note is secured by the Company's equipment and by personal guarantees of the Company's Chief Executive Officer and the Company's President. As of the date of this filing, this loan is past due and accrues interest at 18% per year rate.

4. NEW ACCOUNTING STANDARDS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified be accounted for as variable. Management anticipates the implementation of FASB Interpretation No. 44 will not have a material effect on the Company's financial position or results of operations.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through June 30, 2000, the Company has incurred losses totaling $6,556,752, is in default of its debt and has not had significant sales, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES

For the six months ended June 30, 2000, sales increased by approximately $28,000 from the comparable period in 1999. This increase which in absolute dollars is not a significant increase over the prior period, is partially attributable to the increased sales activity by management.

COST OF SALES

         The increase in cost of sales is consistent with the increase in sales. The gross profit margin increased by 14%, which was as a result of the mix of product sold. During the six months ended June 30, 2000 the Company sold more commercial machines and more styro solve solution products over the comparable period in 1999 at higher gross profits.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses did not change significantly between periods.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization did not change significantly between periods.

INTEREST EXPENSE

Interest expense did not change significantly between periods.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 2000, the net cash used in operating activities aggregated $190,361 which resulted in an improvement of $129,181 over the comparable period in 1999. This was largely attributable to an increase in accounts payable. The Company's net cash provided by financing activities aggregated $152,654 during the six months ended June 30, 2000, consisting of net proceeds from notes payable. During the six months ended June 30, 1999, the Company's net cash provided by financing activities aggregated $337,578 consisting primarily of proceeds from issuance of common stock less payments of notes payable of $65,546.

Since inception, the Company has relied principally upon the proceeds of private equity financings/loans to fund its working capital requirements and capital expenditures. No significant revenues from operations have been generated to date.

The Company must obtain additional capital in order to increase marketing and sales efforts and to fill production orders. The Company intends to raise additional capital through the issuance of common stock, loans, and/or to enter into arrangements for such purposes with third parties. There is no assurance that the Company will be able to raise such additional capital or that, if available, the terms of such financing will be commercially acceptable to the Company.

CAPITAL EXPENDITURES

No significant capital additions were made during the comparable periods in 2000 and 1999.

INFLATION

The Company has not been materially affected by the impact of inflation.

PART II

ITEM 1. LEGAL PROCEEDINGS

Greenfield v. IFS, et al., case no. 98-005083 in the Palm Beach Circuit Court. This case was dismissed without prejudice by the Court.

Florida First Capital Finance Corporation v. IFS, et al., case no. C1099-371-35, Orange County Circuit Court. On August 21, 2000, the Court entered summary judgment in favor of Florida First Capital Finance Corporation for the unpaid balance of the note plus fees and costs. The exact amount of the judgment is currently unknown, but is approximated at $178,000. IFS is making arrangements to satisfy this judgment, although no assurances can be given that it will be successful in obtaining financing to pay the judgment.

Dichiara v. IFS, case number CL 98-9930 AH, in the Palm Beach County Circuit Court. IFS and Mr. Dichiara are in the process of resolving their disputes and IFS believes that a resolution should occur before September 14, 2000, although the terms are expected to be confidential. Trial in the matter is currently set for September 14, 2000.

Israel Discount Bank, Ltd. v. IFS, et al., case number 00-20363, in the Dade County Circuit Court. On August 22, 2000, the Plaintiff sued IFS, a related entity and Mr. Katz and Mrs. Iovino (officers and directors of the Company) for, essentially, breaching a promissory note. Israel Discount Bank loaned funds to IFS and this loan was personally guaranteed by Mr. Katz and Mrs. Iovino. The outstanding balance of the loan is $72,152.49. The Company is currently negotiating arrangements with unrelated financing entities to satisfy this loan, although no assurances can be given that it will be successful in obtaining financing to pay the loan, in whole or in part.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

IFS incorporates by this reference the matters previously disclosed in the "Legal Proceedings" section of its 10-SB filed on November 23, 1999 and its 10-KSB filed on June 2, 2000. There have been no material changes in such matters except as disclosed in Item 1, Part II above.

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


                                             International Foam Solutions, Inc.



Dated: September 7, 2000                     /s/ Harvey Katz
                                             -----------------------------------
                                                 Harvey Katz, CEO