Form 10QSB
period 2000-09-30
INTERNATIONAL FOAM SOLUTIONS INC
filed 2000-11-27
CIK 1088571

                            UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                       INTERNATIONAL FOAM SOLUTIONS, INC.

            FLORIDA                                           65-0412538
---------------------------------                       ----------------------
 (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification Number)

  1885 SOUTHWEST 4TH AVENUE, BUILDING B-3, DELRAY BEACH, FLORIDA   33444
  --------------------------------------------------------------  ----------
             Address of principal executive offices               (Zip code)

                                 (561) 272-6900
               --------------------------------------------------
               Registrant's telephone number, including area code


(1) Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days
1. [X] Yes  2. [ ] No

As of November 17, 2000, there were 22,092,252 shares outstanding of issuer's common stock.

                       INTERNATIONAL FOAM SOLUTIONS, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                   PAGE
                                                                   ----

         Balance Sheet (Unaudited)                                    3

         Statements of Operations (Unaudited)                         4

         Statements of Cash Flows (Unaudited)                         5

         Notes to Financial Statements (Unaudited)                    6

PART I - FINANCIAL STATEMENTS

                       INTERNATIONAL FOAM SOLUTIONS, INC.


                                                                               BALANCE SHEET
                                                                                (UNAUDITED)
SEPTEMBER 30,                                                                       2000
-------------                                                                   ------------
ASSETS
Current
   Cash                                                                         $     5,645
   Accounts receivable, net of $32,000 allowance for doubtful accounts               49,897
   Inventories                                                                      286,908
   Prepaid marketing services (Note 5)                                              241,667
   Prepaid expenses and other current assets                                         11,805
                                                                                -----------
Total current assets                                                                595,922
Property and equipment, net                                                         147,024
Patents, less accumulated amortization of $105,996                                  128,275
Deposits and other                                                                   19,647
                                                                                -----------
                                                                                $   890,868
                                                                                ===========

Liabilities and Stockholders' Deficit
Current Liabilities
   Current maturities of notes payable                                          $   336,538
   Accounts payable                                                                 322,244
   Accrued payroll                                                                  179,855
   Accrued legal settlement                                                         239,614
   Other accrued expenses                                                            26,213
                                                                                -----------
Total current liabilities                                                         1,104,464
Notes payable, less current portion                                                 251,646
                                                                                -----------
Total liabilities                                                                 1,356,110
                                                                                -----------

Stockholders' Deficit
Common stock, par value $.01, 50,000,000 shares authorized,
   22,092,252 shares issued and 22,052,488 outstanding                              220,923
Additional paid-in capital                                                        6,626,352
Note and warrant subscription receivable                                           (414,360)
Accumulated deficit                                                              (6,897,999)
Treasury stock, at cost (39,764 shares)                                                (158)
                                                                                -----------
Total stockholders' deficit                                                        (465,242)
                                                                                -----------
                                                                                $   890,868
                                                                                ===========



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       INTERNATIONAL FOAM SOLUTIONS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  FOR THE          FOR THE             FOR THE            FOR THE
                                                   THREE            THREE               NINE               NINE
                                               MONTHS ENDED      MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                   2000              1999                2000               1999
                                               ------------      ------------       ------------       ------------
SALES                                         $     35,848       $     26,509       $     97,455       $     59,728

COST OF SALES                                       15,118             17,755             51,845             42,062
                                              ------------       ------------       ------------       ------------
GROSS PROFIT                                        20,730              8,754             45,610             17,666
                                              ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   SELLING, GENERAL AND ADMINISTRATIVE             324,447            255,728            677,137            607,041
   DEPRECIATION AND AMORTIZATION                    14,356             14,518             43,068             43,067
                                              ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                           338,803            270,246            720,205            650,108

INTEREST EXPENSE                                    23,174             13,992             44,983             34,794
                                              ------------       ------------       ------------       ------------
NET (LOSS)                                    $   (341,247)      $   (275,484)      $   (719,578)      $   (667,236)
                                              ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                  20,290,622         13,875,534         18,732,876         11,045,060

NET (LOSS) PER COMMON SHARE                           (.02)              (.02)              (.04)              (.06)
                                              ============       ============       ============       ============




               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                       INTERNATIONAL FOAM SOLUTIONS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            FOR THE NINE    FOR THE NINE
                                                            MONTHS ENDED    MONTHS ENDED
                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                                2000            1999
                                                            -------------   ------------
OPERATING ACTIVITIES:
   NET LOSS                                                  $(719,578)      $(667,236)
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH (USED IN) OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                            43,068          43,067
       ISSUANCE OF COMMON STOCK IN EXCHANGE FOR
         PROFESSIONAL SERVICES                                  15,000          50,454
       STOCK OPTIONS AND WARRANT COMPENSATION                       --          82,000
       AMORTIZATION OF PREPAID MARKETING COSTS                   8,333              --
       (INCREASE) IN ACCOUNTS RECEIVABLE                       (40,543)         (1,623)
       DECREASE IN INVENTORIES                                  56,883          53,443
       DECREASE (INCREASE) IN DEPOSITS AND OTHER                 2,189            (761)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE                  59,047         (61,960)
       INCREASE IN ACCRUED EXPENSES AND OTHER                  286,999          73,276
                                                             ---------       ---------
TOTAL ADJUSTMENTS                                              430,976         237,896
                                                             ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES                         (288,602)       (429,340)
                                                             ---------       ---------
INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                             --         (20,428)
   COLLECTION OF NOTES RECEIVABLE                               53,000              --
                                                             ---------       ---------
FINANCING ACTIVITIES:
   PROCEEDS FROM NOTES PAYABLE                                 240,250              --
   PAYMENTS OF NOTES PAYABLE                                   (15,164)       (105,093)
   PROCEEDS FROM ISSUANCE OF COMMON STOCK                        6,500         618,670
                                                             ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      231,586         513,577
                                                             ---------       ---------
NET (DECREASE) INCREASE IN CASH                                 (4,016)         63,809
CASH AT BEGINNING OF PERIOD                                      9,661           1,145
                                                             ---------       ---------
CASH AT END OF PERIOD                                        $   5,645       $  64,954
                                                             =========       =========
SUPPLEMENTAL DISCLOSURES:
   CASH PAID FOR INTEREST                                    $  44,983       $  34,794
   CASH PAID FOR TAXES                                       $      --       $      --
                                                             =========       =========
SUPPLEMENTAL NON-CASH TRANSACTIONS:
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF ACCRUED
     COMPENSATION                                            $ 118,161       $      --
                                                             =========       =========
   ISSUANCE OF COMMON STOCK IN LIEU OF PAYMENT OF NOTE
     PAYABLE                                                 $  21,263       $      --
                                                             =========       =========
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF ACCRUED
     LEGAL SETTLEMENT                                        $   5,886       $      --
                                                             =========       =========
   ISSUANCE OF COMMON STOCK IN SATISFACTION OF TRADE
     ACCOUNTS PAYABLE                                        $   4,200       $      --
                                                             =========       =========
   EXERCISE OF WARRANTS IN EXCHANGE FOR NOTE RECEIVABLE      $ 150,150       $      --
                                                             =========       =========
   ISSUANCE OF COMMON STOCK AS PREPAYMENT FOR MARKETING
     SERVICES                                                $ 250,000       $      --
                                                             =========       =========



               SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

                       INTERNATIONAL FOAM SOLUTIONS, INC.


NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

         In the opinion of the Company, the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

         Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and dilutive options and warrants outstanding. Dilutive options and warrants having an anti-dilutive effect are excluded from the calculation.

3. NOTES PAYABLE

         On May 11, 2000, the Company borrowed $60,000, bearing interest at 10%, payable on or before August 31, 2000. The note is secured by the Company's equipment and by personal guarantees of the Company's Chief Executive Officer and the Company's President. On July 7, 2000, the Company signed an amendment to the above note and received an additional $25,000 due and payable on August 16, 2000. As of the date of this filing, this loan is past due and accrues interest at an 18% annual fixed rate. On August 22, 2000, the Company borrowed $50,000 from an officer, bearing interest at 15%, payable on or before August 22, 2001.

4. NEW ACCOUNTING STANDARDS

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. The Company adopted the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified be accounted for as variable. Management anticipates that the implementation of FASB Interpretation No. 44 will not have a material effect on the Company's financial position or results of operations.

5. MARKETING AGREEMENT

         On August 1, 2000 and September 25, 2000, the Company entered into an agreement with two separate marketing firms for professional services. Each agreement has a twelve-month term and was prepaid by the Company through the issuance of 1,350,000 shares of common stock. Both agreements were for a stated value of $250,000. Such amounts are being amortized over a twelve-month period.

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

GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operation. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its marketing and promotional activities, and to achieve a level of sales adequate to support its cost structure. Through September 30, 2000, the Company has incurred losses totaling $6,897,999, is in default of its debt and has not had significant sales, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         As previously reported in its Form 10-KSB ("FORM 10-KSB") for the year ended December 31, 1999, the Company needed to increase the sales of its product and raise additional capital to continue its operations. Management believes that resources will be available from private and public sources in 2000 and 2001 to continue the marketing of its product. Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company has no commitment for any additional capital and no assurances can be given that the Company will be successful in raising any new capital. The Company's inability to increase its sales and/or to raise new capital will have a material adverse effect on the Company's ability to continue its operations and financial condition and on its ability to continue as a going concern. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

SIGNIFICANT PLANT OR EQUIPMENT PURCHASES. The Company does not currently anticipate any significant plant or equipment purchases during the next twelve months.

MANAGEMENT'S DISCUSSION AND ANALYSIS

SALES

         Sales increased by approximately $38,000 for the nine months ended September 30, 2000 from the comparable period in 1999. This increase is not a significant increase over prior period and is partially attributable to the increased sales activity by management.

COST OF SALES

         The increase in cost of sales for the nine months ended September 30, 2000 is consistent with the increase in sales. The gross profit margin increased by 17%, which was as a result of the mix of products sold. During the nine months ended September 30, 2000 the Company sold more commercial machines than in the comparable period for 1999. These machines generate a higher gross profit as compared to the sale of the styro solve solution.

SELLING, GENERAL AND ADMINISTRATIVE

         The increase in selling, general and administrative expenses is primarily due to an increase of approximately $157,000 in legal settlement expenses from the comparable period in 1999, and the reduction of salary expenses by approximately $52,000 as a result of the implementation of cost cutting strategies in 2000.

INTEREST EXPENSE

         The slight increase in interest expense was directly related to new loan agreements signed during the current period.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 30, 2000, the net cash used in operating activities aggregated $288,602 which resulted in an improvement of $140,738. This was largely attributable to an increase in accounts payable. The Company's net cash provided by financing activities aggregated $231,586 during the nine months ended September 30, 2000, consisting primarily of net proceeds from notes payable.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

         IFS incorporates by this reference the matters previously disclosed in IFS's prior 10-KSB and 10-QSB's filed during the year 2000. The following disclosures reflect material updates to the previously disclosed Legal Proceedings since IFS' last 10-QSB.

1. Florida First Capital Finance Corporation v. IFS, et al., case number C1099-371-35, Orange County Circuit Court. A judgment was entered by the Court against IFS on September 18, 2000, for the sum of two hundred forty four thousand eight dollars, with per diem interest of thirty five dollars per day until the sum is paid in full. The Company is currently seeking debt and/or financing to satisfy this judgment as well as satisfy other liabilities, some of which are included within this Part II, Item 1.

2. Israel Discount Bank, Ltd. v. IFS, et al., case number 00-20363 CA 22, Dade County Circuit Court. On October 10, 2000, IFS reached a settlement with Israel Discount Bank, Ltd. ("IDB") whereby the case was dismissed upon IFS' agreement to pay IDB the full amount due under the promissory note in installments. IFS has arranged for the satisfaction of this note and payments have been made pursuant to the settlement. A final payment is due on November 30, 2000.

3. DiChiara v. IFS, case number CL 98-9930, Palm Beach County Circuit Court. The parties entered into a confidential settlement and the case was dismissed on October 18, 2000. The settlement requires IFS to make certain payments to the plaintiff over a period of time. However, IFS is currently in default of its first payment to the plaintiff, although IFS anticipates that it will be able to make such payment within the next few weeks.

4. Kauffman v. IFS, et al., case number 99-12968(05) CACE, Broward County Circuit Court. IFS recently executed a confidential settlement agreement with the Plaintiff which has been mostly satisfied. A nominal payment is due to finalize the settlement in February, 2001.

         In addition to the above updates to the litigations in which IFS is currently involved, there are additional issues with respect to cases which were previously dismissed. Two cases which were previously dismissed, Keefer v. IFS and D'Agostino v. IFS, may resurface as IFS is delinquent in its installment payments to both of these plaintiffs. In the event of a judgment pursuant to the terms of the settlement agreements with both Plaintiffs, the judgments would greatly exceed the total sum of installment payments which would be due to both Plaintiffs, which could materially adversely affect the Company. Further, a judgment was recently entered against IFS in the amount of approximately fourteen thousand dollars in favor of A.L. Garey & Associates, as a result of IFS' failure to make timely payments pursuant to a settlement agreement previously reached between the parties.

         On September 24, 2000, IFS was served with a complaint from Colonial Pacific Leasing Corporation, n/k/a Waterview Resolution Corporation ("WRC"), filed in the Palm Beach County Court. This matter was previously disclosed as a threatened litigation. The plaintiff seeks approximately nine thousand dollars. IFS denies that any such sum is due to WRC and intends to defend this matter.

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

        Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              International Foam Solutions, Inc.


                                                   /s/ Harvey Katz
Dated:   November 27, 2000                    ---------------------------------
                                                    Harvey Katz, CEO